Form 10-K
period 2021-12-31
MiNK Therapeutics, Inc.
filed 2022-03-18
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40908

MiNK Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-2142067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

149 Fifth Avenue Suite 500 New York, NY	10010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 212-994-8250

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	INKT	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public market for the Registrant’s common stock. The Registrant’s common stock began trading on the Nasdaq Global Market on October 15, 2021. The aggregate market value of common stock held by non-affiliates of the Registrant computed by reference to the price of the Registrant’s common stock as of October 15, 2021 (based on the last reported sale price on the Nasdaq Global Market as of such date) was approximately $43.2 million.

The number of shares of Registrant’s Common Stock outstanding as of February 28, 2022 was 33,558,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Boston, Massachusetts

i

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K and other written and oral statements we make from time to time contain forward-looking statements. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. Certain forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved, and readers are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. We undertake no obligation to release publicly any revisions to forward-looking statements as a result of new information, future events or otherwise, except as required by law.

The risks identified in this Annual Report on Form 10-K, including, without limitation, the risks set forth in Part I-Item 1A. “Risk Factors,” could cause actual results to differ materially from forward-looking statements contained in this Annual Report on Form 10-K. We encourage you to read those descriptions carefully. Such statements should be evaluated in light of all the information contained in this document.

PART I

Item 1. Business.

We are a clinical stage biopharmaceutical company pioneering the discovery, development and commercialization of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Our strategy is to advance an accessible, scalable and effective cell therapy platform, leveraging the innate and durable biologic benefits of iNKT cells and optimizing scalability and rapid clinical development. Our plan is to employ iNKT cells in their native form in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include, but are not limited to oncology, GvHD and acute respiratory distress (“ARDS”) secondary to life-threatening infectious diseases. Our discovery efforts are focused on delivering novel engineered iNKT chimeric antigen receptor (“CAR”) T cell therapies and bispecific iNKT cell engagers providing potential first- or best-in-class approaches.

The following table summarizes our current product development pipeline:

* Autologous T cell program IND-Ready; allogeneic iNKT program in development.

Our most advanced product candidate, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. We have commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma, reported preliminary signals of activity, and expect to report data from this trial in the fourth quarter of 2022. In addition, we announced the initiation of our Phase 1 clinical trial for the study of solid tumor cancers with AGENT-797 as a monotherapy and in combination with checkpoint inhibitors, which we intend to advance as a priority. We currently expect to have preliminary readouts from this clinical trial in 2022 in indications that may lead to an accelerated path to marketing approval. We also intend to initiate a Phase 1 study of AGENT-797 in GvHD in 2022 and expect to report top-line data from this trial in the second half of 2022. Finally, with the unique circumstances of the COVID-19 pandemic, we were able to commence first-in-human studies of AGENT-797 in ARDS secondary to COVID-19 and reported an encouraging survival benefit exceeding 75% which was presented at the Society of Immunotherapy for Cancer (“SITC”) in 2021. Later this year, we expect to present data of the clinical effect of AGENT-797 on viral ARDS where there are currently no effective therapies.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) a CAR-iNKT program targeting B cell maturation antigen (“BCMA”), which we refer to as BCMA-CAR-iNKT, and (2) a tumor stromal targeting CAR-iNKT program, which we refer to as stromal target-CAR-iNKT. These programs are both in preclinical development with investigational new drug application (“IND”) enabling activities underway in 2022.

MiNK was born out of the veteran immuno-oncology company, Agenus Inc. The foundational leadership team is comprised of individuals who were critical to the delivery of the numerous scientific and clinical milestones at Agenus since 2015. In addition to building Agenus from 50 to approximately 450 employees, this team has advanced 17 discoveries to the clinic and secured approximately $800 million in upfront and milestone payments and equity investments through partnering transactions, with the most recent achievement being a significant collaboration with Bristol-Myers Squibb Company on a preclinical antibody targeting TIGIT, which included a $200 million upfront payment and up to $1.36 billion in milestone payments in addition to royalties on net product sales.

This foundational leadership team has recruited and assembled a management team who bring extensive industry expertise to our company, including decades of experience in manufacturing autologous and off-the-shelf products. We believe the expertise of our management team, and the established current Good Manufacturing Processes (cGMP) manufacturing facility, greatly de-risks the challenges often associated with capital-intensive cell therapy companies. The combined team has a strong track record in discovering and developing immuno-oncology and cell therapies as well as executing on value-accretive business development opportunities.

Our Strategy

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We believe that allogeneic iNKT cells exhibit highly adaptable properties for broad therapeutic development, and we plan to achieve our goal by executing a strategy with the following key elements:

•

Advance AGENT-797 native iNKT cells in cancer, including solid tumors, as monotherapy and in combination with checkpoint antibodies. We commenced a Phase 1 clinical trial in multiple myeloma in 2021 and presented early clinical signals at SITC in 2021. In addition, we announced the initiation of our Phase 1 clinical trial for the treatment of solid tumor cancers, which we intend to advance as the priority for AGENT-797 development as a monotherapy and in combination with checkpoint inhibitors. We currently expect to have preliminary readouts from this clinical trial in 2022 in indications that may lead to an accelerated path to marketing approval. We expect to have preliminary readouts from our solid tumor trial in 2022.

•	Validate broad applicability of iNKT cells through our opportunistic development of AGENT-797 in GvHD, a potentially fast-to-market indication, as well as in ARDS secondary to infectious disease.
•

Apply our proprietary technologies to build a broad pipeline of engineered iNKT cells, starting with BCMA-CAR-iNKT and stromal target-CAR-iNKT with current expectations of filing IND applications for both candidates in 2022.

•

Continue to develop our in-house manufacturing processes and build our capability to cost-efficiently optimize speed, control, flexibility and scalability. We are in the process of completing our internal, automated, closed-system allogeneic cell product batch production for cGMP production in the first half of 2022. Our process is designed to provide rapid, scalable production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. Our manufacturing process uses healthy, donor derived peripheral blood mononuclear cells (“PBMCs”) collected by apheresis, which eliminates a key supply bottleneck compared to autologous cell therapies. The donor cells are processed using a proprietary combination of iNKT cell enrichment, stimulant mediated cell activation, and selective expansion, yielding highly pure iNKT cells essentially without potentially alloreactive T cells (contaminating conventional αß T cells). After robust testing to ensure product purity and potency, iNKT cells are cryopreserved for distribution and storage. Our automated process reduces hands-on time, with the potential to optimize personnel usage and facility qualification and validation processes. These steps increase reproducibility, minimize run failures and greatly increase scalability.

•

Selectively explore additional strategic partnerships that can enhance the potential of our iNKT cell product candidates and combination therapies. We appreciate that there may be significant potential over time to enhance the efficacy and addressable population of our products through combination of our iNKT cells with other classes of therapeutics. We entered into an Intellectual Property Assignment and License Agreement with Agenus (the “Agenus License Agreement”) in September 2021, which provides us with access to Agenus therapeutic candidates and adjuvants for use in our development activities, subject to rights retained by Agenus. We continue to explore further potential collaborations with third parties, either to bring in access to products or expertise to advance the development and further differentiate of our pipeline. Furthermore, if therapeutics areas of interest reveal themselves beyond our core areas of focus we may look to partner with appropriately qualified partners.

Our Approach to Cell Therapy – iNKT Cells

T cells engineered with CARs have changed the paradigm of treatment for patients with B-cell malignancies with high response rates in previously intractable cancers, yet there are limitations to CAR-T cell therapy in both the autologous and evolving allogeneic settings, including practical, logistical and toxicity issues. As a result of these limitations, there is rapidly growing interest in other immune effector cells for CAR engineering, including NK cells, gd T cells and macrophages. We believe our approach, harnessing iNKT cells, offers significant advantages over existing cell therapies.

We are advancing a novel approach through the deployment of iNKT cells, a select subset of T cells with the capabilities to orchestrate both innate and adaptive immunity and the potential to deliver durable memory responses associated with T cell therapies with the cytolytic power of NK cells. The immune system is a complex network of soluble factors and cellular components that defends the body against cancer and infection, with two main lines of defense: innate immunity (e.g. NK cells) and adaptive immunity (T and B cells).

T cells are key to the adaptive immune response to cancer and infections, and through expression of specific TCRs they recognize antigens displayed on the surface of target cells. The diversity of TCRs arising from gene rearrangements allows TCRs to be generated against a virtually unlimited number of antigens and is the hallmark of adaptive immunity. Remarkably, this mechanism has also led to the evolution of specialized “innate-like” T cell populations which, akin to the cells of the innate immune system, detect molecular markers common among pathogens, infected cells, and cancer, such as lipids or metabolites. Such specialized innate-like T cells demonstrate additional innate characteristics underscoring their hybrid phenotype, such as the expression of innate immuno-receptors and the ability to rapidly respond to cell stress caused by cancer and infections.

Mechanistically, we have observed that AGENT-797:

•	Homes to tumors;
•	Persist beyond our measurement period of 35 days;
•	Are activated by CD1d, the key ligand for the invariant TCR, and by stress ligands for potent tumor killing;
•	Can secrete a wide array of inflammatory cytokines to clear infections and tumors;
•	Recruit and activate NK and T cells to regulate the immune response; and
•	Dampen inflammatory donor T cell activity to naturally suppress GvHD.

iNKT cells use an invariant TCR α-chain and recognize the glycolipid α-GalCer, as well as other exogenous and endogenous glycolipids presented by monomorphic major histocompatibility complex (“MHC”)-I-like CD1d. iNKT cells contribute to natural anti-tumor responses through their IFN-g-production and the subsequent activation of DCs, NK cells and cytotoxic T lymphocytes, and their presence within tumors correlates with favorable prognosis in multiple cancers. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress GvHD. Additionally, we have observed persistence of over 35 days in some of our preclinical models, making iNKT cells well-suited for therapeutic application.

Key Features of iNKT Cells

Combine Key Features of Innate and Adaptive Immunity

iNKT cells offer significant advantages compared to other allogeneic cell types as they can directly attack tumor cells through both TCR-mediated as well as NK-receptor-mediated mechanisms. In addition to their direct cancer targeting and killing properties, iNKT cells are also powerful orchestrators of the immune responses within the tumor microenvironment (“TME”). iNKT cells directly attack suppressive myeloid cells in the TME and recruit and activate NK cells and T cells, a distinguishing feature not shared by other innate lymphocytes such as NK cells.

Potent Cancer Killing

iNKT cells are largely tissue-resident, and a small percentage (less than 1% of circulating T cells) are present in the blood. We believe iNKT cells’ tissue homing properties make them highly suitable for therapeutic application in solid tumor indications. Like NK cells, they respond with wide-ranging effector potential, and express a specific invariant TCR that recognizes CD1d, a key monomorphic human leukocyte antigen (“HLA”)-related molecule expressed in a wide range of cancers. iNKT cells have the capacity to mount strong anti-tumor responses both directly and by activating other immune cells, potentiating endogenous NK cells and T cells within the TME.

In preclinical and clinical studies, iNKT cells have been observed to home to tumor tissues and target CD1d-, NKG2D-, and other NK-receptor ligands expressed on solid and liquid tumors to mediate tumor killing and modification of the TME. The invariant TCR can recognize glycolipids presented by CD1d, arming the iNKT cells with the ability to respond to lipid antigenic stimulation within minutes by secreting a wide variety of cytokines.

Naturally Suited for Allogeneic Approaches

GvHD is an important driver of toxicity with most cell therapy approaches. Unlike conventional αb T cells, iNKT cells do not require gene editing of the TCR to eliminate risk of GvHD due to the monomorphic nature of the CD1d ligand of the iNKT cell TCR. Although no allogeneic iNKT cell therapy has been approved by the U.S. Food and Drug Administration (the “FDA”) or any comparable regulatory authority, in both clinical and preclinical studies, iNKT cells have been observed not to cause, but instead to actively suppress, GvHD, lowering the safety risks associated with other allogeneic immune cells. Higher iNKT cell counts following hematopoietic stem cell transplantation (“HSCT”) for acute leukemia correlates with lower risk for GvHD, and vice versa.

Enhanced Tolerability

Lymphodepletion is a requirement for most cell therapies and leads to significant side effects. Since iNKT cells are largely resident in non-lymphoid tissue, we believe that allogeneic iNKT cells may engraft better than other allogeneic cell types and thus require less lymphodepletion. We believe reducing or eliminating lymphodepletion would significantly improve patients’ quality of life, increase their ability and willingness to undergo treatment, and potentially increase long-term anti-tumor immunity. Reduced or no lymphodepletion leaves the patient’s immune system in a better condition. A healthy and intact immune system is a key requirement for long-term cancer control.

Ability to Scale and Manufacture Effectively

iNKT cells can be induced to grow exponentially for an extended period of time in our manufacturing process, whilst retaining full immunomodulatory and cytotoxic features and metabolic fitness. This is enabled by a combination of intrinsic proliferative properties of iNKT cells and the proprietary process conditions we use to expand and condition the cells. In our current process we are able to expand iNKT cells over 10,000-fold without inducing exhaustion, and our internal research indicates that we can further increase these yields.

Our iNKT Cell Platform

Our platform builds on the unique features of native iNKT cells and our advanced capabilities for manufacturing and engineering. We believe this enables us to develop a portfolio of robust, highly pure, off-the-shelf, allogeneic products that can be delivered to patients worldwide for treatment of a wide array of indications in cancer and other immune-mediated diseases.

Allogeneic iNKT cell therapy is an adoptive cell therapy that involves the infusion of cells derived from healthy donors. We believe that iNKT cell therapies have the potential to address many of the key limitations of current cell therapy approaches, particularly through the ability to (1) rapidly treat patients real-time after diagnosis, (2) improve response rates and the durability of responses, (3)

address more indications and a broader patient population, (4) improve tolerability, (5) be administered without lymphodepletion and (6) scale at a favorable cost profile. Below are the key elements that constitute our platform.

•

High yield production of a pure and potent iNKT cell product: Using a proprietary in-house manufacturing process and iNKT-selection antibody reagents, we have generated significant product yields of tens of billions of iNKT cells per donor, with purity exceeding 99%. The product purity and potency of our manufactured iNKT cells can be retained in fresh and cryopreserved conditions to support mass distribution.

•

Ex-vivo activation and expansion protocol: We utilize a proprietary reagent composition and dosing for optimal activation and expansion. This process is designed to optimize product performance and fitness.

•

In-house cell manufacturing and capabilities: Our manufacturing process takes place using an existing expert cGMP grade manufacturing infrastructure, using our own in-house production team of cell manufacturing experts. Our manufacturing capabilities include a proprietary closed-system process, minimizing contamination risk.

•

CARDIS - CAR Display: This is a novel CAR discovery and engineering platform developed fully in house over the last five years. It is a hybrid of phage and mammalian display technologies, enabling direct functional selection from cellular immune libraries. This yields a higher frequency of candidate hits with improved pharmaceutical quality and eliminates tonic signaling at an early stage. The use of fully human single-chain fragment variable libraries lower risk of immunogenicity, and optimized intracellular signaling domains are designed to synergize with the invariant TCR and the array of other native iNKT signaling receptors in driving tumor killing and limiting off-tumor toxicity.

•

Bispecific iNKT cell engagers: We utilize IgG-based, proprietary highly selective iNKT engager arms and a fully human antibody discovery suite for developing targeting arms. Our experienced team of molecular biologists, genetic engineers and manufacturing experts has a track record of success in delivering now Biologics License Application (“BLA”)-stage antibodies and we are now focused on delivering iNKT engagers.

•

Access to I-O antibodies through Agenus collaboration: We have access to Agenus’ pipeline of immuno-oncology antibodies, both monospecific and bispecific, and immune stimulating adjuvants for our development activities, which creates the potential for rapid development of combinations and commercial flexibility. Agenus will not be obligated to provide us access to their biological material in certain limited circumstances.

Our Product Candidate

AGENT-797

AGENT-797, our allogeneic, native iNKT cell therapy, is our most advanced product candidate and is currently in clinical development across multiple different trials and indications, constituting a pipeline within a single product. We are also developing two preclinical CAR-iNKT programs targeting BCMA and a tumor stromal target.

AGENT-797 – Oncology

In preclinical studies we have observed that AGENT-797 cells have the potential to reduce or eliminate hematologic and solid tumor cancers as a monotherapy and in combination with checkpoint modulating antibodies, as they (1) home to sites of disease via CD1d and NK related ligands; (2) attack suppressive myeloid cells in the TME to eliminate tumor escape mechanisms; (3) recruit and activate NK cells and T cells for enhanced tumor killing (a distinguishing feature not shared by other innate lymphocytes such as NK and gamma delta T cells); and (4) promote tumor killing without lymphodepletion.

We are advancing AGENT-797 in hematological malignancies, like multiple myeloma, and solid tumor indications, both as a monotherapy and in combination with checkpoint antibodies. These phase 1 clinical trials are underway. We intend to commence Phase 1 studies in indications that are eligible for rapid development opportunities including, but not limited to, non-small cell lung cancer (“NSCLC”), squamous cell cancer of the head and neck (“SCCHN”) and hepatocellular carcinoma (“HCC”). We expect to present preliminary data for solid tumor indications in 2022.

AGENT-797 – GvHD

iNKT cells have the potential to provide the following benefits in relation to GvHD: (1) promoting engraftment success; (2) mitigating or suppressing GvHD; and (3) promoting durable responses in patients with cancer. Our near-term plans are to advance the administration of allogeneic iNKT cells in patients undergoing HSCT to enable a successful engraftment and prevention/suppression of acute GvHD. HSCT is a well-established treatment for more than 50,000 adults and children with malignancies, autoimmune conditions and other serious diseases. The most common life-threatening complication, which occurs in approximately 50% of HSCTs, is graft failure and GvHD driven by immunocompetent T cells in the graft recognizing host tissues. Current pre-conditioning therapies such as cytotoxic chemotherapies produce inferior responses in patients over 65 years old. Furthermore, failure to engraft and downstream GvHD are associated with cancer recurrence or death.

We plan to commence a Phase 1 clinical trial of AGENT-797 for the treatment of GvHD and engraftment conditioning without cytotoxic chemotherapy in 2022 and expect to report early data from this trial in the second half of 2022.

AGENT-797 – ARDS Secondary to Infectious Disease (i.e. COVID-19, Influenza)

In preclinical models, iNKT cells have been shown to promote viral clearance and increase secondary anti-viral responses, offering the potential to control inflammation and limit lung tissue damage resulting from ARDS secondary to infectious disease in humans. We commenced a Phase 1 clinical trial of AGENT-797 for the treatment of ARDS secondary to COVID-19 during the height of the COVID-19 pandemic and expanded the trial into viral ARDS secondary to other life-threatening infectious diseases, such as influenza. We have completed all dose cohorts up to 1 billion cells/dose in our Phase 1 trial and presented survival benefit exceeding 75% in elderly, intubated, patients. Furthermore, we have demonstrated that we can dose the cells to 1x109 cells/dose with no related cytokine release syndrome or neurotoxicity. Expansion cohorts are underway.

Enhance iNKT Activity and Expand Targeting through Engineering

We are advancing a pipeline of allogeneic, engineered iNKT cell product candidates that leverage our proprietary technologies to enhance iNKT activity and expand tumor targeting through CARs, TCRs and bispecific iNKT engagers. Our two most advanced engineered programs are (1) BCMA-CAR-iNKT, and (2) stromal target-CAR-iNKT. These programs are both in preclinical development and we expect to file IND applications for each in 2022. In addition, we plan to utilize our bispecific iNKT engagers, TCRs and CAR technologies, as well as our access to a large portfolio of proprietary targets, to further expand our pipeline of novel allogeneic, engineered iNKT cell product candidates.

Our CARs are designed to work in conjunction with the invariant TCR and the array of innate receptors expressed natively by iNKT cells. They increase the range of tumor targets that can be addressed by iNKT cells and carry optimized intracellular domains that augment and expand native signaling. The resulting CAR-iNKT cells exhibit an augmented and finely integrated response to the tumor through a combination of CAR target recognition, TCR activation and innate receptor activation by CD1d or stress ligands in the TME.

In addition to genetically engineered CAR-expressing iNKT products, we are developing bispecific iNKT cell engagers. Our bispecific iNKT cell engagers are designed to expand tumor targeting in tumors that are difficult to treat due to immunologic or biologic factors, which may include low CD1d expression. Our engagers bind to the invariant TCR with one arm, and to tumor targets with the other arm. They extend the range of tumor targets that can be engaged by iNKT cells and are designed to work in conjunction with allogeneic iNKT cells, CAR-iNKT cells as well as endogenous iNKT cells.

iNKT Cell Therapy Combinations

Proof of concept of iNKT cells as a cancer treatment has been established in extensive public preclinical in vivo data sets. Such data has shown that iNKT cells can decrease tumor burden and improve survival in multiple animal models, including through prophylactic and interventional administration of iNKT cells using xenograft, syngeneic and spontaneous tumor models of solid and hematologic tumors.

We have observed from our in-house research that infused native human iNKT cells are persistent (detectable and active) in mice for over 35 days. This persistence enables flexible clinical development.

We have also observed that allogeneic human iNKT cells are beneficial in reducing tumor burden in an aggressive human leukemia xenograft model. In this model we observed that our human iNKT cells were present in all tissues that contain tumor cells, and also were detected in blood throughout the treatment window. We believe this indicates that iNKT cells home to and are activated at sites with tumor cells, which is different from the observations in healthy mice. This is in line with published data and supports that iNKT cells recognize and actively seek out tumor cells.

2Ý10^{9}
1.5Ý10^{9}
1Ý10^{9}
5Ý10^{8}
0
Tumor burden (Luminescence)
0
5
10
15
20
25
Time(days)
*
***
Tumor alone
Tumor + iNKT

Internal data: Nalm6-CD1d cells; leukemia model

•Nalm6-CD1d human leukemia xenograft model

•10 million AGENT-797 cells injected

•Stay in circulation with tumor cells

•Home to all tissues with tumor cells

•iNKT cells present and active for >21 days

•Reduce tumor burden

A further active area of our internal research focuses on the combination of iNKT cell therapy and checkpoint inhibitors such as anti-PD-1 and anti-CTLA4 antibodies.

Our internal preclinical research indicates expanded anti-tumor activity of iNKT cells when used in combination with immuno-oncology antibodies, including anti-PD-1 and anti-CTLA-4 antibodies. These increase the ability of iNKT cells to control tumors by further increasing immune cell infiltration and reducing metastases. In a highly checkpoint inhibitor-resistant metastatic murine tumor model we have observed nearly complete tumor clearance when the mice are treated with a combination of anti-PD-1 and Fc-enhanced CTLA4 antibodies, and endogenously expanded and activated murine iNKT cells.

We intend to capitalize on our internal research findings and actively pursue preclinical and clinical development of iNKT cells in combination with immuno-oncology antibodies for treatment of solid tumors. Our close relationship with Agenus is a key enabler for development flexibility.

Clinical Data for First Generation iNKT Cell Therapy

Precedent data for autologous therapies in clinical trials using autologous iNKT cells for three different cancers have been published to date: melanoma, NSCLC and SCCHN. Autologous iNKT cells were dosed at up to 1 billion cells per patient, comparable to currently approved CAR-T cell therapies. Among the 33 patients treated in the four previously published trials, there was only one report of a Grade 3 adverse event. In the NSCLC trial, stable disease was observed in 4 of 6 patients (67%). In the SCCHN trials, there was a 37.5% partial response in one trial and a 50% overall response rate (“ORR”) in another trial of iNKT cells co-administered with α-GalCer pulsed antigen presenting cells (“APCs”), comparing favorably to currently available therapies in previously treated SCCHN, which have an ORR of 10% to 18%. Increased numbers of cells producing IFN-g, a key activator of the cytotoxic immune response, were observed in most patients in all trials. Tumor targeting by iNKT cells was also predictive of response in SCCHN, with responding patients having five-fold greater iNKT tumor infiltration relative to non-responders.

Our Proprietary Manufacturing Process and Capabilities

Our experienced management team and fully operational cGMP manufacturing facility directly address and greatly de-risk the challenges often associated with capital intensive cell therapy companies. We believe this facility pioneered the industrialization and international distribution of autologous cancer vaccines and later the customization of synthetic, off-the-shelf cancer vaccines, immune stimulating adjuvants and antibodies.

We are in the process of scaling up our manufacturing process to ensure stable, robust and scalable production for advanced clinical trials and commercialization. We plan to conduct all manufacturing for native iNKT cells and the engineered programs with our in-house capabilities in 2022, with the exception of lentiviral vector manufacturing. Our automated, closed-system allogeneic cell product batch production is designed to provide rapid, scalable, production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. This closed-system process reduces hands-on time and optimizes personnel usage and facility qualification and validation processes. Our proprietary reagents and process generate a product that is over 99% pure iNKT cells that can be stably cryopreserved with full retention of functional properties. We believe this will enable us to further increase reproducibility, minimize run failures and greatly increase scalability.

Immuno-Oncology Combination Therapy Collaboration with Agenus

While we have retained the rights to develop our wholly owned or exclusively licensed pipeline independent of Agenus, we have entered into Agenus Agreement which provides us with access to immuno-oncology antibodies, adjuvants and other potential synergistic combinations, and intend to pursue the development of combination products between our allogeneic iNKT cell product candidates and products in Agenus’ immuno-oncology portfolio. The Agenus License Agreement would require us to enter into a separate agreement governing the transfer of Agenus’ biological material and allows for Agenus to refuse such a transfer in certain circumstances.

iNKT cell therapy adds critical new immune system functionality to cancer patients whose immune system cannot effectively combat the tumor. Infused iNKT cells home to the tumor, where the iNKT cells attack the cancer cells and reshape the TME, attracting additional endogenous immune cells to the tumor, such as T cells and NK cells, and diminishing the suppressive effect of infiltrating myeloid cells. Due to their allogeneic nature, infused iNKT cells disappear over time, at which point the endogenous immune system must continue to provide effective immune surveillance to prevent relapse. While there is significant development opportunity for iNKT cells as a monotherapy, we have also demonstrated the benefits of these cells in combination with anti-PD-1 and/or enhanced anti-CTLA-4 antibodies in preclinical models. We believe current cancer therapy developments indicate that anti-PD-1 and anti-CTLA-4 immuno-oncology antibodies have the potential to become the standard of care for many tumor indications and will form the basis for most, if not all, future combination therapies in cancer. Access to Agenus’ immuno-oncology products allows us to combine our iNKT cells with immuno-oncology antibodies, creating more flexibility in our clinical strategy, a better window for optimization dosing and timing, and more control over commercial pricing of the combinations.

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights, trademark rights, proprietary procedures and contractual provisions. We seek to protect our intellectual property rights and proprietary technology in select key global markets. Further, in order to supplement our existing intellectual property protection and support commercialization of current and future product candidates, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. As of December 31, 2021, we own one issued U.S. patent and 25 pending U.S. and foreign patent applications. The issued patent is directed to a process for the discovery of TCRs and the term of the patent will expire in 2029. There are two families of pending patent applications directed to TCRs as compositions of matter and filed in the U.S. and other major jurisdictions worldwide; these applications were filed in 2018, and the basic term of any patents granted on the applications would expire in 2038. More specifically, these patent applications are intended to protect intellectual property relating to a TCR for cell therapy targeting NY-ESO-1 and a TCR for cell therapy targeting a PTT. There is also a pending patent application directed to a process for TCR discovery that was filed in the United States in 2016; the basic term of any patent granted on this application would expire in 2036.

Our process to manufacture iNKT cells at scale from healthy donor PBMCs, using cGMP-grade proprietary resources, including a humanized iNKT-TCR mAb to enable iNKT cell isolation and an α-GalCer lipid ligand to enable iNKT cell expansion, is proprietary technology.

In addition to proprietary processes and patents on individual assets, we anticipate achieving a 12-year regulatory exclusivity period for AGENT-797 upon receiving BLA approval from the FDA, if approved.

Government Regulation

As a biopharmaceutical company, we are subject to extensive regulation. Our iNKT cell product candidates, if approved, will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with cGMPs for biologics.

Human immunotherapy products are a new category of therapeutics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products. In the United States, the FDA regulates biological products under the Public Health Service Act (the “PHSA”), the Federal Food, Drug and Cosmetic Act (the “FDCA”) and implementing regulations. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject an applicant for marketing approval to delays in development or approval, as well as administrative and judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and similar public notice of alleged non-compliance with laws, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions and compliance with applicable statutes and regulatory requirements, both pre- and post-approval, require the expenditure of substantial time and financial resources. The regulatory requirements applicable to drug and biological product development, approval and marketing are subject to change, and regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may have a significant impact on our business. Ethical, social and legal concerns about gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. We cannot predict whether legislative changes will be enacted or if regulatory authorities’ guidance or interpretations will change.

U.S. Product Development Process

To obtain FDA approval of a product candidate, we must, among other things, submit clinical data providing substantial evidence of safety and efficacy of the product for its intended use, as well as detailed information on product composition, its manufacture and controls, and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our products.

Our biological product candidates must be approved by the FDA through the BLA process before they may be legally marketed in the United States. The process required before a biologic may be marketed in the United States generally involves the following:

•

completion of preclinical laboratory tests and animal studies according to Good Laboratory Practices (“GLPs”), and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as Good Clinical Practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

•	preparation and submission to the FDA of a BLA, for marketing approval that includes substantive evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•	payment of user fees for FDA review of the BLA;
•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities where the drug or biological product is produced to assess compliance with cGMP to assure that the facilities, methods and controls used in product manufacture are adequate to preserve the drug or biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current Good Tissue Practices (“GTPs”), for the use of human cellular and tissue products;

•	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
•

FDA acceptance, review and approval, or licensure, of the BLA, which might include review by an advisory committee, a panel typically consisting of independent clinicians and other experts who provide recommendations as to whether the application should be approved and under what conditions.

Preclinical Studies and Investigational New Drug Applications

Before testing any drug or biological product candidate, including our product candidates, in humans, the product candidate must undergo rigorous preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations as well as in vitro and animal studies to assess the potential safety and efficacy of the product candidate. After sufficient preclinical testing has been conducted, the conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit an IND to the FDA before clinical testing can begin in the United States. An IND must contain the results of the preclinical tests, manufacturing information, analytical data, any available clinical data or literature, a proposed clinical protocol, an investigator’s brochure, a sample informed consent form, and other materials. Some preclinical testing, such as toxicity studies, may continue even after the IND is submitted.

An IND is an exemption from the FDCA that allows an unapproved drug or biological product to be shipped in interstate commerce for use in an investigational clinical trial. The IND seeks FDA authorization to test the drug or biological product candidate in humans and automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about the product or conduct of the proposed clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In that case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trials can begin. Preclinical or nonclinical testing typically continues even after the IND is submitted.

FDA may, at any time during the initial 30-day IND review period or while clinical trials are ongoing under the IND, impose a partial or complete clinical hold based on concerns for patient safety and/or noncompliance with regulatory requirements. This order issued by the FDA would delay the initiation of a proposed clinical trial or cause suspension of an ongoing trial until all outstanding concerns have been adequately addressed, and the FDA has notified the company that investigations may proceed. Imposition of a clinical hold could cause significant delays or difficulties in completing planned clinical studies in a timely manner. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require the suspension or termination of such trials.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or treatment IND application.

There is no requirement for a manufacturer to provide expanded access to an investigational product. However, if a manufacturer decides to make its investigational product available for expanded access, FDA reviews requests for expanded access and determines if treatment may proceed. Expanded access may be appropriate when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere with initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

Under the FDCA, sponsors of one or more investigational products for the treatment of a serious disease(s) or condition(s) must make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides an additional mechanism for patients with a life-threatening condition who have exhausted approved treatments and are unable to participate in clinical trials to access certain investigational products that have completed a Phase 1 clinical trial, are the subject of an active IND, and are undergoing investigation for FDA approval. Unlike the expanded access framework described above, the Right to Try Pathway does not require FDA to review or approve requests for use of the investigational product. There is no obligation for a manufacturer to make its investigational products available to eligible patients under the Right to Try Act.

Human Clinical Trials

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Clinical trials are conducted under study protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

A sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. When a foreign clinical trial is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the trial complies with certain FDA regulatory requirements in order to use the trial as support for an IND or application for marketing approval in the United States. Specifically, the FDA requires that such trials be conducted in accordance with GCP requirements intended to ensure the protection of human subjects and the quality and integrity of the study data, including requirements for review and approval by an independent ethics committee and obtaining subjects’ informed consent.

For clinical trials conducted in the United States, an IND is required, and each clinical trial must be reviewed and approved by an IRB either centrally or individually at each institution at which the clinical trial will be conducted. The IRB will consider, among other things, clinical trial design, patient informed consent, ethical factors, the safety of human subjects, and the possible liability of the institution. An IRB must operate in compliance with FDA regulations. Clinical trials must also comply with extensive GCP rules and the requirements for obtaining subjects’ informed consent. The FDA, IRB or the clinical trial sponsor may suspend or discontinue a clinical trial at any time for various reasons, including a finding that the clinical trial is not being conducted in accordance with FDA requirements, including GCP, or the subjects or patients are being exposed to an unacceptable health risk.

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group may recommend continuation of the study as planned, changes in study conduct, or cessation of the study at designated checkpoints based on access to certain data from the study. Finally, research activities involving infectious agents, hazardous chemicals, recombinant DNA and genetically altered organisms and agents may be subject to review and approval of an Institutional Biosafety Committee (IBC), in accordance with National Institute of Health (NIH) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the target disease or condition.

•

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

•

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population, generally at geographically dispersed clinical trial sites. These clinical trials are intended to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk to benefit profile of the product and to provide an adequate basis for product labeling.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all.

In some cases, the FDA may approve a BLA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety or effectiveness after approval. Such post approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication and to document a clinical benefit in the case of drugs or biologics approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. The FDA or the sponsor or its data safety monitoring board, an independent group of experts that evaluates study data for safety and makes recommendations concerning continuation, modification or termination of clinical trials, may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Under the Pediatric Research Equity Act of 2003 (the “PREA”), a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must submit a pediatric study plan to FDA outlining the proposed pediatric study or studies they plan to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The FDA must then review the information submitted, consult with the sponsor and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, FDA will meet early in the development process to discuss pediatric study plans with sponsors and FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after FDA’s receipt of the study plan. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements, under specified circumstances. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information in clinical trial registries exist in the European Union and in other countries outside the United States.

Concurrently with clinical trials, companies usually complete additional nonclinical studies and must also develop additional information about the physical characteristics of the drug or biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the premarketing application for filing and, even if filed, that any approval will be granted on a timely basis, if at all as the FDA has significant discretion to approve or reject BLAs and to require additional preclinical or clinical studies.

Under the Prescription Drug User Fee Act, as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for approved prescription biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission has been accepted for filing, the FDA begins an in depth review of the application. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from filing in which to complete its initial review of a standard application and respond to the applicant, and six months for a priority review application. A major amendment to a BLA submitted at any time during the review cycle, including in response to a request from the FDA, may extend the goal date by three months. The FDA does not always meet its PDUFA goal dates for standard and priority applications. The FDA reviews the application to determine, among other things, whether the proposed product is safe, potent and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity.

During its review of a BLA, the FDA may refer the application to an advisory committee for review, evaluation, and recommendation as to whether the application should be approved and under what conditions. In particular, the FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions about a BLA.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products (“HSCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA GTP regulations also require tissue establishments to register and list their HSCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, recordkeeping, production and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. If the agency decides not to approve the BLA in its present form, the FDA will issue a Complete Response Letter, which generally outlines the specific deficiencies in the application identified by the FDA and may require additional clinical or other data or impose other conditions that must be met in order to secure final approval of the application. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Even with the submission of additional information, the FDA may ultimately decide that the application does not satisfy the regulatory criteria for approval. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If the FDA approves a new product, it may limit the approved indications for use of the product. It may also require that contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may require post approval studies, including Phase 4 clinical trials, to further assess the product’s safety or efficacy after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategy (“REMS”), to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Expedited Development and Review Programs

The FDA has several programs designed to expedite the development and approval of drugs and biological products intended to treat serious or life-threatening diseases or conditions. These programs include fast track designation, breakthrough therapy designation, priority review designation, accelerated approval, and regenerative medicine advanced therapy (“RMAT”) designation. These designations are not mutually exclusive, and a product candidate may qualify for one or more of these programs. While these programs are intended to expedite product development and approval, they do not alter the standards for FDA approval.

First, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have more frequent interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious disease or condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Fourth, a product may be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to confirm efficacy using a clinically meaningful endpoint, thereby confirming efficacy observed pre-approval using a surrogate endpoint. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval.

Fifth, a product may receive RMAT designation, which provides for an expedited program for the advancement and approval of regenerative medicine therapies that are intended to treat, modify, reverse or cure a serious condition and where preliminary clinical evidence indicates the potential to address unmet medical needs for life-threatening diseases or conditions. Similar to Breakthrough Therapy designation, the RMAT designation allows companies developing regenerative medicine therapies to work earlier, more closely, and frequently with the FDA, and RMAT-designated products may be eligible for priority review and accelerated approval. Regenerative medicine therapies include cell therapies, therapeutic tissue engineering products, human cell and tissue products, and combination products using any such therapies or products, except for those regulated solely under section 361 of the PHS Act and Title 21 of the Code of Federal Regulations Part 1271. The FDA confirmed that gene therapies, including genetically modified cells that lead to a sustained effect on cells or tissues, may meet the definition of a regenerative medicine therapy. For product candidates that have received a RMAT designation, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. The timing of a sponsor’s request for designation and FDA response are the same as for the Breakthrough Therapy designation program.

We cannot be sure that any of our product candidates will qualify for any of these expedited development, review and approval programs, or that, if a product candidate does qualify, that it will be approved, will be accepted as part of any such program or that the review time will be shorter than a standard review.

Post-Approval Requirements

Upon FDA approval of a BLA, the sponsor must comply with extensive post approval regulatory requirements applicable to drugs and biological products, including any additional post approval requirements that the FDA may impose as part of the approval process. These post-approval requirements include, among other things:

•	record keeping requirements;
•	reporting of certain adverse experiences with the product and production problems to the FDA;
•	submission of updated safety and efficacy information to the FDA;
•	drug sampling and distribution requirements;
•	notifying FDA and gaining its approval of specified manufacturing and labeling changes; and
•	compliance with requirements concerning advertising, promotional labeling, industry-sponsored scientific and educational activities and other promotional activities.

Additionally, the sponsor and its third-party manufacturers are subject to periodic unannounced regulatory inspections for compliance with ongoing regulatory requirements, including cGMP and pharmacovigilance regulations. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

The FDA strictly regulates the advertising and labeling of prescription drug products, including both prescription drugs and biological products. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. In addition, the sponsor of an approved drug in the United States may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

After approval, some types of changes to the approved product, such as adding new indications or dosing regimens, manufacturing changes, or additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

The FDA may withdraw product approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency or issues with manufacturing processes, may result in revisions to the approved labeling to add new safety information; imposition of post market studies or clinical trials to assess new safety signals; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product;
•	fines, warning letters or holds on post approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product recall, seizure, or detention or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

Orphan Drug Designation

Orphan drug designation in the United States is designed to encourage sponsors to develop drug and biological products intended for the treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available for the disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation qualifies a company for certain tax credits. In addition, if a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following product approval unless the subsequent product candidate is demonstrated to be clinically superior. Absent a showing of clinical superiority, the FDA cannot approve the same product made by another manufacturer for the same indication during the market exclusivity period unless it has the consent of the sponsor or the sponsor is unable to provide sufficient quantities.

A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug or biologic. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation. To qualify for orphan exclusivity, however, the drug must be clinically superior to the previously approved product that is the same drug for the same condition.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent regulatory exclusivity in the United States. Specifically, the Best Pharmaceuticals for Children Act provides for the attachment of an additional six months of exclusivity, which is added on to the term of any remaining regulatory exclusivity or patent periods at the time the pediatric exclusivity is granted. This six-month exclusivity may be granted if a BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data, even if the data do not show the product to be effective in the pediatric population studied.

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act (the PPACA), which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the BPCIA). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. FDA has approved over 20 biosimilar products for use in the United States to date. No interchangeable biosimilars, however, have been approved.

Under the BPCIA, a manufacturer may submit an application for licensure of a biological product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. This 12-year exclusivity period is referred to as the reference product exclusivity period and bars approval of a biosimilar but notably does not prevent approval of a competing product pursuant to a full BLA (i.e., containing the sponsor’s own preclinical data and data from adequate and well controlled clinical trials to demonstrate the safety, purity and potency of the product). The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity and enforceability prior to the approval of the biosimilar.

There have been ongoing federal legislative and administrative efforts as well as judicial challenges seeking to repeal, modify or invalidate some or all of the provisions of the PPACA. While none of those efforts have focused on changes to the provisions of the Affordable Care Act (ACA) related to the biosimilar regulatory framework, if those efforts continue and if the ACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.

Patent Term Restoration and Extension

A patent claiming a new drug or biological product may be eligible for a limited patent term extension under the Hatch Waxman Act, which permits a patent restoration of up to five years for a single patent for an approved product as compensation for patent term lost during product development and FDA regulatory review. The restoration period granted on a patent covering a product is typically one half the time between the effective date a clinical investigation involving human beings is begun and the submission date of a marketing application less any dime during which the applicant failed to exercise due diligence, plus the time between the submission date of an application and the ultimate approval date less any dime during which the applicant failed to exercise due diligence. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Competition

The biopharmaceutical industry, and particularly the immuno-oncology field, is characterized by rapidly advancing and changing technologies with intense competition. Cell therapy is one of the most active areas for the discovery and clinical development of new anti-cancer therapies. It involves the delivery of immune cells to the site of the tumor to mediate killing. We face substantial competition from many different entities, including large pharmaceutical companies, small and midsize biotechnology companies, and academic research institutions. These competitors are focused on engineering multiple immune cell types including NK cells, αb T cells and gd T cells, in addition to iNKT cells. These products are both autologous and allogeneic (i.e., derived from a healthy donor) in nature and are unmodified or genetically engineered to target ligands with CARs or TCRs. Several companies are also using induced pluripotent stem cells as an allogeneic cell source, which could theoretically have enhanced scalability. Other modalities such as bispecific antibodies, antibody drug conjugates, as well as novel immuno-oncology antibodies, are also capable of enabling infiltration of immune cells to the site of the tumor. For example, many bispecific approaches simultaneously bind one immune cell antigen and one tumor cell antigen, thereby redirecting a patient’s endogenous NK or T cells to the site of a tumor.

Key competitor companies developing autologous CAR-T or TCR cell therapies include, but are not limited to, Bristol-Myers Squibb Company (Celgene/Juno Therapeutics), Gilead Sciences, Inc. (Kite Pharma), GlaxoSmithKline plc, Adaptimmune LLC, Janssen Pharmaceutica N.V., and Novartis AG.

Key competitors developing iNKT cell therapies include Athenex, Inc., Arovella Therapeutics (previously known as Suda Pharmaceuticals), Appia Bio, Inc and Brightpath Biotherapeutics. While one of Athenex’s programs is autologous in nature, other iNKT competitor programs are allogeneic in format. We are also aware of competitors advancing glycolipid formulations designed to activate endogenous iNKT cells, including Portage Biotech LLC and Abivax SA.

Key competitors developing allogeneic T cell therapies include, but are not limited to, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Poseida Therapeutics, Inc. and Precision BioSciences, Inc,

Key competitors in the NK cell therapy space include, but are not limited to, Celularity, Inc, Fate Therapeutics, Inc., Gamida Cell, Glycostem Therapeutics B.V., Nkarta, Inc., Artiva Biotherapeutics, Sanofi and Takeda Pharmaceutical Company Limited.

Other key competitors in the gd T cell therapy space include, but are not limited to, Adicet Bio, Inc., GammaDelta Therapeutics Limited, In8bio, Inc. and TC BioPharm Limited.

Many of our competitors have initiated clinical trials for GvHD, solid tumors and multiple myeloma, settings in which our iNKT cell therapy platform is currently being investigated. We are also aware of competitors pursuing cell therapy drug candidates, including but not limited to stem cell-based approaches, for the treatment of ARDS secondary to COVID-19. Competitors may compete with us in hiring scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Many of our current or potential competitors have significantly greater financial, technical and human resources, as well as more expertise in research and development, manufacturing, conducting clinical trials and commercializing and marketing approved products. Early-stage companies may also prove to be significant competitors, either alone or through collaborative arrangements with large established companies. Our commercial opportunity could be reduced if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive. Our competitors also may obtain regulatory approval more rapidly than we may obtain approval for ours, which could result in them establishing a dominant market position.

Human Capital Resources and Employees

As of February 28, 2022, we had 33 full-time employees and consultants, 52% of whom have M.D. or Ph.D. degrees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. Functions in legal, finance, information technology and human resources are provided by Agenus pursuant to our services agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. We provide compensation and benefit programs to attract and retain employees. In addition to salaries, these programs include potential annual discretionary bonuses, various stock awards under our equity incentive plans, a 401(k) Plan, healthcare and insurance benefits, flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

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

•	If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Risks Related to Our Intellectual Property

•	We may be unable to obtain and maintain satisfactory patent and other intellectual property protection for any product candidates we develop and for our cell-based immunotherapies.
•	Our rights to develop and commercialize our cell-based immunotherapies and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, including Agenus.
•	We have limited foreign intellectual property rights and may not be able to protect our intellectual property and proprietary rights throughout the world.
•	We may not be successful in acquiring or in-licensing necessary rights to key technologies or any product candidates we may develop.
•	Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights.
•	We may not obtain patent term extension (“PTE”) and data exclusivity for any product candidates we may develop.
•	We may be unable to protect the confidentiality of our proprietary knowledge.

Risks Related to Legal Compliance Matters

•	Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
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
•

The continuing outbreak of COVID-19 in the United States and other countries may adversely affect our business and that of our suppliers, contract research organizations (“CROs”) or other third parties relevant to our business.

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

Since inception, we have incurred operating losses associated with our research, clinical development and manufacturing efforts. We have devoted substantially all of our efforts and financial resources in building our iNKT cell platform, identifying our current product candidates, conducting preclinical development and initiating clinical trials of AGENT-797. Our net loss was $30.2 million and $16.2 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $82.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We have initiated three Phase 1 clinical trials for our lead product candidate, AGENT-797, and all of our other product candidates remain in preclinical development. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for a product candidate. We expect that it will be many years, if ever, before we have a product candidate that receives such approval. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a medicine or medicines with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those medicines for which we may obtain marketing approval, and satisfying any post-marketing requirements. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Our primary source of funding prior to our initial public offering was through Agenus. As of December 31, 2021, our cash balance was $38.9 million. We expect that our cash as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements for more than one year from when these financial statements were issued. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned.

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

We were formed in 2017 as a subsidiary of Agenus and have operated as a majority-owned subsidiary of Agenus since that time. Our operations to date have been limited to organizing and staffing our company, business planning, identifying potential product candidates and undertaking clinical trials and preclinical studies, and some of these activities have been performed by Agenus pursuant to our services agreement. We have initiated three Phase 1 clinical trials for AGENT-797 and our other programs are still in the preclinical or research stage of development, where the risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. It takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer independent operating history.

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

We have incurred substantial net operating losses (“NOLs”) during our history. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Securities Act (the CARES Act), federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years beginning before January 1, 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. In addition, in general, under

Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. For these reasons, we may not be able to use a material portion of our NOLs, even if we attain profitability.

Risks Related to Discovery, Development and Commercialization of Our Allogeneic iNKT Cells

Our business is highly dependent on the success of our lead product candidate, AGENT-797, which is our only product candidate in clinical development. We have a limited history of conducting clinical trials and may fail to develop AGENT-797 successfully or be unable to obtain regulatory approval for it.

We cannot guarantee that AGENT-797 will be safe and effective, or will be approved for commercialization on a timely basis or at all. Although certain of our employees and consultants have prior experience with clinical trials, regulatory approvals and current Good Manufacturing Processes (“cGMP”) manufacturing, we have not previously completed any clinical trials or submitted a Biologics License Application (“BLA”) to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that AGENT-797 will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize AGENT-797 and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Commercialization of our product candidates will require additional preclinical and/or clinical development; regulatory and marketing approval in multiple jurisdictions, including by the FDA and the European Medicines Agency (“EMA”); obtaining manufacturing supply, capacity and expertise; building of a commercial organization; and significant marketing efforts. The success of product candidates we may identify and develop will depend on many factors, including the following:

•	sufficiency of our financial and other resources to complete the necessary preclinical studies, IND-enabling studies and clinical trials;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishment of arrangements with third-party manufacturers for clinical supply and commercial manufacturing and, where applicable, commercial manufacturing capabilities;
•	successful development of our internal manufacturing processes and transfer to larger-scale facilities operated by either a contract manufacturing organization (“CMO”) or by us;
•	obtaining and maintaining patent, trade secret and other intellectual property protection and non-patent exclusivity for our medicines;
•	launching commercial sales of the medicines, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies and treatment options;
•	a continued acceptable safety profile of the medicines following approval;
•	enforcing and defending intellectual property and proprietary rights and claims; and

•	supplying the products at a price that is acceptable to the pricing or reimbursement authorities in different countries.

If we do not successfully achieve one or more of these activities in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates we may develop, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations.

Our business is highly dependent on our iNKT cell platform, and our product candidates will require significant additional testing before we can seek regulatory approval. We may not be successful in our efforts to identify and develop additional product candidates. Additional product candidates include, but are not limited to, iNKT cell products genetically engineered to express chimeric antigen receptors (“CARs”) and other modifications that are designed to enhance safety and efficacy. They may also include combinations with other drug substances such as small molecules and immuno-oncology antibodies. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

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

To date, we have not completed a clinical trial for any of our product candidates. Moreover, there have been only a limited number of clinical trials involving the use of iNKT cells and none involving therapies similar to our therapies. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the adoptive cell therapy field, there have been significant adverse events from allogeneic cell treatments in the past, including cytokine release syndrome (“CRS”), peripheral neuropathies and adverse events linked to lymphodepleting chemotherapy regimens used in the field prior to administration of cell therapy products. While in our trials to date, there have been no observations of neurotoxicity or cytokine release syndrome. There can be no assurance that our product candidates will not cause undesirable side effects in the future, which may include serious adverse effects that are related to our product candidates.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. The FDA has required REMS programs for other cell therapies, including autologous CAR-T cell therapies. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

Our Phase 1 clinical trial of AGENT-797 for ARDS secondary to COVID-19 commenced in October 2020, and we are preparing a protocol to expand into ARDS secondary to other life-threatening infectious diseases, such as influenza. We also commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma in March 2021. We do not know at this stage whether patient response data from such trials will be favorable, and initial success in clinical trials may not be indicative of results obtained when such trials are completed. In February and November 2021, we released early data from our clinical trial for ARDS secondary to COVID-19; such interim data, and any future interim data from clinical trials that we may conduct, including the clinical trials for AGENT-797 for the treatment of multiple myeloma and in ARDS secondary to COVID-19 and, potentially, other life-threatening infectious diseases, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We cannot provide any assurance that additional data will be provided frequently or that data updates will be available at any particular time. Furthermore, while patients with who have been treated with our product candidates may have a positive response, there can be no assurance that their progress or recovery will be sustained.

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

For example, key competitors developing autologous CAR-T cell therapies include, but are not limited to, Bristol-Myers Squibb Company (Celgene/Juno Therapeutics), Gilead Sciences, Inc. (Kite Pharma), GlaxoSmithKline plc, Adaptimmune LLC, Janssen Pharmaceutica N.V., and Novartis AG. Key competitors developing iNKT cell therapies include Athenex, Inc., Arovella Therapeutics (previously known as Suda Pharmaceuticals), Appia Bio, Inc and Brightpath Biotherapeutics. While one of Athenex’s programs is autologous in nature, other iNKT competitor programs are allogeneic in format. Competitors are also advancing glycolipid formulations designed to activate endogenous iNKT cells, including Portage Biotech LLC and Abivax SA.

Key competitors developing allogeneic T cell therapies include, but are not limited to, Allogene Therapeutics, Inc., Atara Biotherapeutics, Inc., Cellectis S.A., Celyad Oncology SA, CRISPR Therapeutics AG, Poseida Therapeutics, Inc. and Precision BioSciences, Inc.

Other key competitors in the natural killer (NK) cell therapy space include, but are not limited to, Celularity, Inc., Fate Therapeutics, Inc., Gamida Cell, Glycostem Therapeutics B.V., Nkarta, Inc., Artiva Biotherapeutics, Sanofi and Takeda Pharmaceutical Company Limited; and in the gd T cell therapy space include, but are not limited to, Adicet Bio, Inc., GammaDelta Therapeutics Limited, In8bio, Inc. and TC BioPharm Limited.

Some of our competitors have initiated clinical trials for graft-versus-host-disease (GvHD), solid tumors and multiple myeloma, settings in which our iNKT cell therapy platform is currently being investigated. We are also aware of competitors pursuing cell therapy drug candidates, including but not limited to stem cell-based approaches, for the treatment of ARDS secondary to COVID-19. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for the product candidates we may develop. This may include other types of therapies, such as bispecific T cell engagers, oncolytic viruses and antibody drug conjugates.

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
•

regulators, institutional review boards (“IRBs”), or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective CROs and clinical trial sites;
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

Because our operations have not been fully separated from Agenus in the past, we may have difficulty doing so. We may need to acquire resources in addition to, and eventually in lieu of, those provided by Agenus to us, and may also face difficulty in separating our resources from Agenus’ resources and integrating newly acquired resources into our business. At present, we plan to prioritize separating our research and development functions from Agenus while continuing to rely on Agenus to provide human resources, finance, information technology, legal and other general and administrative functions. We plan to internalize such functions in the future as our business evolves. We continue to rely on, and plan to continue relying on, access to Agenus’ facilities for our research and development and the eventual manufacturing of our product candidates, which, among other things, presents challenges in maintaining the confidentiality of our intellectual property and proprietary information due the proximity of our employees in their workspace to Agenus’ employees and third party providers.

In addition, Agenus may prioritize its own needs ahead of the services Agenus has agreed to provide us or could terminate our Intercompany General & Administrative Services Agreement with Agenus. Agenus employees who conduct services for us may prioritize Agenus’ interests over our interests, Agenus employees we rely upon to provide certain services may leave Agenus or Agenus ceases to provide services that are critical to our business. Our business, financial condition and results of operations could be harmed if we have difficulty operating as a standalone company, fail to acquire resources that prove to be important to our operations or incur unexpected costs in separating our resources from Agenus’ resources or integrating newly acquired resources.

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

Additionally, the financial information included in this Annual Report on Form 10-K does not reflect the results we would have achieved as a standalone public company during the periods presented and may not be a reliable indicator of our future results.

Agenus owns a majority of our common stock and will be able to exert control over specific matters subject to stockholder approval.

Agenus beneficially owns approximately 78.7% of our outstanding common stock. Therefore, Agenus has the ability to substantially influence us through this ownership position. For example, Agenus may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions. Agenus could remain our controlling stockholder for an extended period of time or indefinitely. Even if Agenus were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

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

Garo H. Armen, Ph.D. (Chairman of the Board), Jennifer S. Buell, Ph.D. (President, Chief Executive Officer and Director), Brian Corvese (Director) and Ulf Wiinberg (Director) are all current or former officers and/or directors of Agenus. These individuals own Agenus equity and Agenus equity awards. Their relationship with Agenus and the ownership of any Agenus equity or equity awards creates, or may create the appearance of, conflicts of interest when we ask these individuals to make decisions that could have different implications for Agenus than the decisions have for us. In addition, our certificate of incorporation provides for the allocation of certain corporate opportunities between us and Agenus. Under these provisions, neither Agenus or its other affiliates, nor any of their officers, directors, agents or stockholders, will have any obligation to present to us certain corporate opportunities. For example, a director of our company who also serves as a director, officer or employee of Agenus or any of its other affiliates may present to Agenus certain acquisitions, in-licenses, potential development programs or other opportunities that may be complementary to our business and, as a result, such opportunities may not be available to us. To the extent attractive corporate opportunities are allocated to Agenus or its other affiliates instead of to us, we may not be able to benefit from these opportunities. Additionally, conflicts of interest and certain other disputes may arise between us and Agenus, and we may not be able to resolve favorably such disputes with respect to our past and ongoing relationships.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license in the future may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or other countries. For example, during the pendency of any of our patent applications, we may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office (the “USPTO”), or we may become involved in interference or derivation proceedings, or various pre-grant third-party challenges in foreign jurisdictions. Even if patents are issued, third parties may challenge the inventorship, validity, enforceability or scope thereof, including through opposition, revocation, reexamination, post-grant review and inter partes review proceedings, and litigation. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection for our technology and product candidates. Furthermore, even if they are unchallenged, our current and future patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we own with respect to our cell-based immunotherapies and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in development, testing and regulatory review of new product candidates, the period of time during which we could market our product candidates under patent protection would be reduced.

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

Furthermore, there has been extensive patenting activity in the field of cell-based immunotherapies, and pharmaceutical companies, biotechnology companies and academic institutions are competing with us or are expected to compete with us in the field of cell-based immunotherapies and are filing patent applications potentially relevant to our business, and there may be certain third-party patent applications that, if issued, may allow the third party to limit our activities. To market our product candidates, we may find it necessary or prudent to obtain licenses from such third-party intellectual property holders. However, we may be unable to secure such licenses or otherwise acquire or in-license the rights to any compositions, methods of use, processes or other technology from third parties that we identify as necessary for product candidates we may develop and cell-based immunotherapies. We may also require licenses from third parties for certain other cell-based immunotherapies including certain delivery methods that we are evaluating for use with product candidates we may develop. Some institutions may receive funding that obligates the institution to require certain terms from collaborators or that creates rights in the funding body, such as a government, that cannot be waived. The obligations and rights may limit the scope or exclusivity of a potential patent right arising from the collaboration. For example, if a patent right is created as part of a collaboration with an entity funded by the United States government, the government may have rights under the Bayh-Dole Act, including “march-in” rights to allow use of the patent right by the government or third parties.

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

In addition, the licensing or acquisition of third-party intellectual property rights is a highly competitive area, and a number of more established companies are also pursuing strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The intellectual property landscape around cell-based immunotherapies is highly dynamic, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and may prevent, delay or otherwise interfere with our product discovery and development efforts.

The field of cell-based immunotherapies is still in its infancy. Due to the intense research and development being conducted in this field by several companies, including us and our competitors, the intellectual property landscape is evolving and in flux, and it may remain uncertain for the coming years. There may be significant intellectual property-related litigation and proceedings relating to our in-licensed, and other third-party, intellectual property and proprietary rights in the future, or any such intellectual property we may own in the future. Our commercial success depends upon our ability and the ability of our collaborators and licensors to develop, manufacture, market and sell any product candidates that we may develop and to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post grant review and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be subject to and may in the future become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our cell-based immunotherapies and any product candidates we may develop, including interference proceedings, post-grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in foreign jurisdictions such as oppositions before the European Patent Office (“EPO”). Numerous U.S. and foreign issued patents and pending patent applications that are owned by third parties exist in the fields in which we are developing our product candidates and such third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merits thereof.

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

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States changed from a “first to invent” to a “first-inventor-to-file” patent system. Under a “first-inventor-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor made the invention earlier. For example, under the first-inventor-to-file system, if we and a third party independently make the same invention, and the third party files a patent application in the USPTO before we do, the third party could be awarded the patent and we could be denied the patent even if we were the first to make the invention. U.S. patent law requires us to be cognizant going forward of the time from invention to the filing of a patent application seeking to protect the invention. Since patent applications in the United States and most other countries are confidential for at least a period of time after filing and in some cases until issuance, we cannot be certain that we or our licensors were the first to file any patent application related to our therapies or product candidates or the first to invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also included a number of other significant changes to U.S. patent law, including provisions affecting the way patent applications are prosecuted, allowing third party submission of prior art and establishing post-grant review, inter partes review and derivation proceedings. The full effects of these changes are still unclear because the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions, and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. Generally, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

Patents have a limited lifespan. The term of a patent in any particular jurisdiction depends on the law governing patent term in the jurisdiction. In most countries, including the United States, the basic term of a utility patent expires 20 years from the earliest effective non-provisional filing date, if all necessary maintenance fees are paid on time. The nature and duration of protection afforded by a patent varies from country to country and depends upon many factors, including the type of patent, the scope of its claims, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent. Some countries, including the United States, provide for patent term adjustment (“PTA”), which increases the term of a patent beyond its basic term to compensate for certain delays in prosecution of the underlying patent application. PTE may also be available when a patent claims certain kinds of inventions requiring regulatory approval in order to market, including certain pharmaceutical-related inventions, and can also increase the term of a patent beyond its basic term. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after we or our partners commercialize those candidates. As a result, our present, or potential future, owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain PTE and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited PTE under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments provide for a PTE term of up to five years as compensation for patent term that could not be enjoyed during the FDA regulatory review process. PTE cannot extend the remaining term of a patent such that the patent would expire beyond 14 years from the date of product approval, only one patent per product may be extended and only those claims covering the approved drug or a method for using it may be extended. Even if we were to seek PTE, it may not be granted because of, for example, the failure to exercise due diligence during the testing phase or regulatory review process, the failure to apply within applicable deadlines, the failure to apply prior to expiration of relevant patents, or any other failure to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain PTE at all or the term of any such obtained extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, financial condition, results of operations and growth prospects.

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

The Foreign Corrupt Practices Act (the “FCPA”), prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The Securities and Exchange Commission (the “SEC”) is involved with enforcement of the books and records provisions of the FCPA.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area (the “EEA”), is subject to the General Data Protection Regulation (the GDPR), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States, has led to increased scrutiny on data transfers from the EEA to the United States generally and may increase our costs of compliance with data privacy legislation. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following Brexit, we must comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20.0 million or 4% of global turnover for violations. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which exposes us to further compliance risk. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. We have begun the process of documenting, reviewing and improving our internal controls and procedures for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX Section 404”), which will require annual management assessment of the effectiveness of our internal control over financial reporting. While we continue to outsource our finance and accounting personnel, we have begun recruiting additional finance and accounting personnel with certain skill sets that we need as a public company.

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

In addition, because we are incorporated in the State of Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction and explicitly not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act of 1934, as amended (the “Exchange Act”), or the rules and regulations thereunder. Furthermore, our amended and restated by-laws also provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated by-laws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation or amended and restated by-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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

As a public company, and particularly after we are no longer an emerging growth company, we do and will in the future incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a standalone public company may make it more difficult and more expensive for us to retain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently utilize a combined 3,500 square feet of Agenus’ facilities in Lexington, MA, New York, NY and Cambridge, United Kingdom. The space supports our research, clinical, manufacturing and administrative functions. There is current capacity to expand our operations within existing Agenus facilities.

Item 3. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of the outcome, litigation can have a material adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is currently listed on the Nasdaq Capital Market under the symbol “INKT.”

Holders

As of February 28, 2022, there were approximately 37 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Recent Sales of Unregistered Securities

In 2021, we granted 695,750 shares of restricted stock and stock options to purchase an aggregate of 2,239,576 shares of our common stock at a weighted-average exercise price of $3.03 per share to employees and directors pursuant the terms of our 2018 Equity Incentive Plan. The offers, sales and issuances of these securities were deemed to be exempt from registration under Rule 701 promulgated under the Securities Act (“Rule 701”) in that the transactions were by an issuer not involving any public offering or under Section 4(a)(2) of the Securities Act or under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Appropriate legends were affixed to the securities issued in these transactions.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biopharmaceutical company pioneering the discovery, development and commercialization of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

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

Our most advanced product cancer, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. We have commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma, reported preliminary signals of activity, and expect to report data from this trial in the fourth quarter of 2022. In addition, we announced the initiation of our Phase 1 clinical trial for the study of solid tumor cancers with AGENT-797 as a monotherapy and in combination with checkpoint inhibitors, which we intend to advance as a priority. We currently expect to have preliminary readouts from this clinical trial in 2022 in indications that may lead to an accelerated path to marketing approval. We also intend to initiate a Phase 1 study of AGENT-797 in GvHD in 2022 and expect to report top-line data from this trial in the second half of 2022. Finally, with the unique circumstances of the COVID-19 pandemic, we were able to commence first-in-human studies of AGENT-797 in ARDS secondary to COVID-19 and reported encouraging survival benefit exceeding 75% presented at the Society of Immunotherapy for Cancer (“SITC”) in 2021. Later this year, we expect to present updated data of the clinical effect of AGENT-797 on viral ARDS where there are currently no effective therapies.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) a CAR-iNKT program targeting B-cell maturation antigen (“BCMA”), which we refer to as BCMA-CAR-iNKT, and (2) a tumor stromal targeting CAR-iNKT program, which we refer to as stromal target-CAR-iNKT. These programs are both in preclinical development and we expect to initiate our investigational new drug (“IND”) filings for these candidates in 2022.

Our research and development expenses for the years ended December 31, 2021 and 2020 were $14.0 million and $9.5 million, respectively. We have incurred losses since our inception. As of December 31, 2021, we had an accumulated deficit of $82.9 million.

Until the completion of our initial public offering, we were reliant on Agenus to finance our operations. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Based on our current plans and projections, we believe our year-end cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to address our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progress of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing additional debt financing and/or (3) selling equity securities.

Historical Results of Operations

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Research and development (“R&D”) expense

R&D expense includes compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions. R&D expense increased 47% to $14.0 million for the year ended December 31, 2021 from $9.5 million for the year ended December 31, 2020. This increase is primarily due to costs associated with an increase in preclinical activities, the initiation of our clinical trials late in 2020, increased costs associated with the allocation of Agenus services and the increased activity of our UK subsidiary.

General and administrative (“G&A”) expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 260% to $4.6 million for the year ended December 31, 2021 from $1.3 million for the year ended December 31, 2020. This increase results primarily from increased professional fees, including increased legal and audit fees, increased stock-based compensation expense and increased costs associated with the allocation of Agenus services.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of our convertible affiliated note issued to Agenus (the “Note”) at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2021.

Interest expense

Interest expense related to the Note was $2.4 million for both of the years ended December 31, 2021 and 2020. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2021.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the years ended December 31,
	2021	2020
Payroll and personnel costs	$3,346,853	$3,007,044
Professional fees	6,761,139	5,025,282
Allocated services	1,377,456	758,549
Other	2,480,920	718,180
Total	$13,966,368	$9,509,055

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $82.9 million as of December 31, 2021. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

In October 2021, we completed an initial public offering of 3,333,334 shares of our common stock, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts, commissions and other offering expenses, were approximately $46.0 million, which includes the exercise of the underwriters option to acquire an additional 500,000 shares at the public offering price, which shares were delivered in November 2021. Underwriting discounts, commissions and other offering expenses, were approximately $6.2 million, resulting in net proceeds of approximately $39.8 million.

Prior to our initial public offering, we had been reliant on Agenus to finance our operations. From our inception through our initial public offering in October 2021, we received funding of $45.5 million from Agenus through the Note. The Note had a $45.5 million principal balance, plus accrued and unpaid interest of $6.8 million. In connection of the completion of our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2021.

In December 2018, we entered into an agreement with the Belgium Walloon Region Government (the “Walloon Region”) in which the Walloon Region agreed to provide a grant of €1.3 million and a repayable advance of €8.3 million for the development of one of our research programs. As of December 31, 2021, we received $881,000 of the grant portion and $5.3 million of the repayable advance. During 2020, we discontinued research efforts related to this program and are evaluating our options in accordance with the terms of the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020 and have included the repayable advance balance of $5.3 million in other current liabilities in our condensed consolidated balance sheet at December 31, 2021, while we finalize the termination of the agreement with the Walloon Region. We received a notice from the Walloon Region in February 2021 informing us that, pursuant to the terms of the agreement, they have assumed we plan to exploit the results of our research under the program and as such expect us to reimburse the repayable advance, and we have responded to the Walloon Region that we do not plan to exploit the results of such research. It is uncertain at this time if we will be obligated to repay any or all of this advance.

Our cash balance as of December 31, 2021 was $38.9 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Net cash used in operating activities for the years ended December 31, 2021 and 2020 was $12.8 million and $8.3 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

The SEC defines “critical accounting policies” as those that require the application of management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base those estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Our significant accounting policies are described in Note 2 of the notes to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K. In many cases, the accounting treatment of a particular transaction is dictated by U.S. GAAP, with no need for our judgment in its application. There are also areas in which our judgment in selecting an available alternative would not produce a materially different result.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included within Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MiNK Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MiNK Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 18, 2022

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2021	2020
ASSETS
Cash	$38,888,828	$2,691,156
Prepaid expenses	1,761	492,060
Other current assets	744,321	913,578
Total current assets	39,634,910	4,096,794
Equipment, net of accumulated depreciation of $168,605 and $98,160 as of December 31, 2021 and 2020, respectively	606,595	458,384
Total assets	$40,241,505	$4,555,178
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	2,995,645	3,141,844
Accrued liabilities	1,763,688	1,859,068
Other current liabilities	5,760,609	5,690,796
Due to related parties	5,945,094	3,530,589
Total current liabilities	16,465,036	14,222,297
Convertible affiliated note	—	43,824,000
Other long-term liabilities	—	383,058
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, par value $0.00001 per share, 150,000,000 and 35,000,000 shares authorized, 33,476,523 and 24,177,315 shares issued and outstanding as of December 31, 2021 and 2020, respectively	335	242
Additional paid-in capital	107,349,265	383,711
Accumulated other comprehensive loss	(625,269)	(1,523,038)
Accumulated deficit	(82,947,862)	(52,735,092)
Total stockholders’ equity (deficit)	23,776,469	(53,874,177)
Total liabilities and stockholders’ equity (deficit)	$40,241,505	$4,555,178

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2021	2020
Operating expenses:
Research and development	$13,966,368	$9,509,055
General and administrative	4,639,928	1,287,656
Change in fair value of convertible affiliated note	9,752,295	3,840,475
Operating loss	(28,358,591)	(14,637,186)
Other expense, net:
Interest expense	(2,431,614)	(2,440,903)
Gain on extinguishment of debt	355,515	—
Other income, net	221,920	839,191
Net loss	(30,212,770)	(16,238,898)
Per common share data:
Basic and diluted net loss per common share	$(1.16)	$(0.67)
Weighted average number of common shares outstanding	26,025,489	24,108,316
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	897,769	(1,390,448)
Comprehensive loss	$(29,315,001)	$(17,629,346)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2021

	Common Stock
	Number of shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at December 31, 2019	24,059,037	$241	$294,783	$(132,590)	$(36,496,194)	$(36,333,760)
Net Loss	—	—	—	—	(16,238,898)	(16,238,898)
Other comprehensive loss	—	—	—	(1,390,448)	—	(1,390,448)
Option exercises	62,618	1	899	—	—	900
Issuance of restricted stock	55,660	—	200	—	—	200
Grant and recognition of stock options	—	—	1,368	—	—	1,368
Recognition of parent stock options	—	—	86,461	—	—	86,461
Balance at December 31, 2020	24,177,315	$242	$383,711	$(1,523,038)	$(52,735,092)	$(53,874,177)
Net Loss	—	—	—	—	(30,212,770)	(30,212,770)
Other comprehensive gain	—	—	—	897,769	—	897,769
Initial public offering, net of offering costs of approximately $6.2 million	3,833,334	38	39,797,339	—	—	39,797,377
Conversion of convertible affiliated note	5,451,958	55	65,423,441	—	—	65,423,496
Option exercises	41,746	—	150	—	—	150
Forfeiture of restricted stock	(27,830)	—	(100)	—	—	(100)
Grant and recognition of stock options	—	—	1,620,461	—	—	1,620,461
Recognition of parent stock options	—	—	124,263	—	—	124,263
Balance at December 31, 2021	33,476,523	$335	$107,349,265	$(625,269)	$(82,947,862)	$23,776,469

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(30,212,770)	$(16,238,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,960	55,060
Share-based compensation	1,744,724	87,829
Gain on extinguishment of debt	(355,515)	—
Interest accrued on convertible affiliated note	2,430,067	2,440,903
Change in fair value of convertible affiliated note	9,752,295	3,840,475
Changes in operating assets and liabilities:
Prepaid expenses	488,752	(400,692)
Accounts payable	(152,042)	607,855
Deferred revenue	—	(194,371)
Accrued liabilities	(72,607)	(802,764)
Repayable advance received	—	1,801,793
Other operating assets and liabilities	3,472,019	465,040
Net cash used in operating activities	(12,827,117)	(8,337,770)
Cash flows from investing activities:
Purchases of equipment	(248,983)	(95,212)
Net cash used in investing activities	(248,983)	(95,212)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs of approximately $6.2 million	39,797,377	—
Proceeds from issuance of convertible affiliated note	9,459,346	10,749,863
Proceeds from issuance of long-term debt	—	355,515
Proceeds from option exercises	150	900
Net cash provided by financing activities	49,256,873	11,106,278
Effect of exchange rate changes on cash	16,899	(281,176)
Net increase (decrease) in cash	36,197,672	2,392,120
Cash, beginning of period	2,691,156	299,036
Cash, end of period	$38,888,828	$2,691,156
Supplemental disclosures - non-cash activities:
Conversion of convertible affiliated note to common stock, $0.00001 par value	$65,423,496	—
Insurance financing agreement	643,000	—

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical stage biopharmaceutical company focused on developing allogeneic invariant natural killer T (“iNKT”) cell therapies to treat cancer and other life-threatening illnesses.

The Company has incurred losses since inception and, as of December 31, 2021, had an accumulated deficit of $82.9 million. Since inception until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash balance as of December 31, 2021 of $38.9 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

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

(2) Summary of Significant Accounting Policies

(a) Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of MiNK and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

(b) Segment Information

MiNK is managed and operated as one business segment. The entire business is managed by a single executive operating committee that reports to the chief executive officer. The Company does not operate separate lines of business with respect to any of its product candidates or geographic locations. Accordingly, the Company does not prepare discrete financial information with respect to separate product areas or by location and does not have separately reportable segments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting.

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases those estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

(d) Equipment

Equipment is carried at cost, $607,000 and $458,000 at December 31, 2021, and 2020, respectively. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically 4-10 years. Additions are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation expense was $78,000 and $55,000, for the years ended December 31, 2021 and 2020, respectively.

(e) Fair Value Option

Under the Fair Value Option subsection of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company elected to report the convertible affiliated note it issued to Agenus on July 1, 2020 (the “Note”) at fair value. The fair value of the Note was determined on a scenario based present value methodology. In connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of December 31, 2021. The outstanding principal amount of the Note was $36.1 million at December 31, 2020.

(f) Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.
•

Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash and the Note are carried at fair value (a Level 1 measurement and Level 2 measurement, respectively), determined according to the fair value hierarchy described above (see Note 12). The carrying values of the Company’s, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

(g) Foreign Currency Transactions

Gains and losses from the Company’s foreign currency-based accounts and transactions, such as those resulting from the translation and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). The Company does not currently use derivative financial instruments to manage the risks associated with foreign currency fluctuations. The Company recorded foreign currency losses of $407,000 for the year ended December 31, 2021 and foreign currency gains of $487,000 for the year ended December 31, 2020.

(h) Research and Development

Research and development expenses include the costs associated with the Company’s internal research and development activities, including salaries and benefits, share-based compensation, occupancy costs, clinical manufacturing costs, related administrative costs and research and development conducted for the Company by outside advisors. Research and development expenses also include the cost of clinical trial materials shipped to the Company’s research partners. Research and development costs are expensed as incurred.

(i) Share-Based Compensation

MiNK accounts for share-based compensation in accordance with the provisions of ASC 718, Compensation—Stock Compensation. Share-based compensation expense is recognized based on the estimated grant date fair value. Compensation cost is recognized on a straight-line basis over the requisite service period of the award. Forfeitures are recognized as they occur. See Note 8 for further discussion on share-based compensation.

(j) Income Taxes

The Company’s operations were historically included in the consolidated U.S. Federal and state income tax returns of Agenus. The provision for income taxes has been determined based on the separate return method for the period presented. Income taxes are accounted for under the asset and liability method with deferred tax assets and liabilities recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such items are expected to be reversed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date. Deferred tax assets are recognized when they are more likely than not expected to be realized.

(k) Net Loss Per Share

Basic income and loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2021 and 2020, as they would be anti-dilutive:

	2021	2020
Stock options	4,871,822	2,713,418
Nonvested shares	695,750	—

(l) Recent Accounting Pronouncements

Recently Issued and Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): simplifying the Accounting for Income Taxes. This ASU enhances and simplifies multiple aspects of the income tax accounting guidance in ASC 740. The Company adopted the standard on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2021 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(3) Other Current Assets

Other current assets consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
VAT receivable	$23	$20
Insurance recovery	—	234
Deferred offering costs	—	539
Other	721	121
Total	$744	$914

(4) Equipment

Equipment, net, consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Equipment	$776	$556
Less accumulated depreciation	(169)	(98)
Equipment, net	$607	$458

(5) Income Taxes

The Company is subject to taxation in the United States and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2018 through 2021. With few exceptions, the Company is no longer subject to U.S. Federal state, and foreign examinations by tax authorities for the tax year 2017. However, net operating losses from the tax year 2017 would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2021, the Company had available net operating loss carryforwards of $45.1 million for Federal and state income tax purposes, which are available to offset future Federal and state taxable income, if any. $44.9 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire in 2037. The Company’s ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. The Company also has foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $11.2 million generated in the United Kingdom and $11.8 million in Belgium. The potential impacts of such provisions are among the items considered and reflected in the Company’s assessment of its valuation allowance requirements.

The tax effect of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below (in thousands).

	December 31,
	2021	2020
Deferred tax assets:
U.S. Federal and state net operating loss carryforwards	$12,356	$6,923
Foreign net operating loss carryforwards	5,641	4,349
Share-based compensation	472	52
Other	162	32
Total deferred tax assets	18,631	11,356
Less: valuation allowance	(18,631)	(11,356)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. To fully realize the deferred tax asset, the Company will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon the Company’s history of not generating taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for the full value of the deferred tax assets. The valuation allowance on the deferred tax assets increased by $7.3 million and $2.8 million during the years ended December 31, 2021 and 2020, respectively.

Income tax benefit was nil for the years ended December 31, 2021 and 2020. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% in 2021 and 2020 to loss before income taxes as a result of the following (in thousands).

	December 31,
	2021	2020
Computed “expected” Federal tax benefit	$(6,344)	$(3,410)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	6,404	2,836
Uncertain tax positions	68	(77)
State and local income benefit, net of Federal income tax benefit	(1,395)	(557)
Change in fair value of convertible affiliated note	677	806
Foreign rate differential	88	(113)
Permanent differences	511	513
Other, net	(9)	2
Income tax benefit	$—	$—

(6) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Payroll	$575	$240
Professional fees	531	1,186
Research services	656	66
VAT	—	324
Other	2	43
Total	$1,764	$1,859

(7) Equity

In September 2021, the Company effected a 2.783-for-one split of the Company’s common stock. All common share, per share and related information included in the accompanying financial statements have been adjusted retroactively, where applicable, to reflect the split.

In September 2021, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock to 35,000,000, with a par value $0.00001 per share. In connection with the Company’s IPO, the Company’s authorized capital stock increased to 155,000,000 shares, all with a par value of $0.00001 per share, of which:

•	150,000,000 shares are designated as common stock; and
•	5,000,000 shares are designated as preferred stock.

In October 2021, the Company completed an IPO of 3,333,334 shares of its common stock, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts, commissions and other offering expenses, were approximately $46.0 million, which includes the exercise of the underwriters option to acquire an additional 500,000 shares at the public offering price, which shares were delivered in November 2021. Underwriting discounts, commissions and other offering expenses, were approximately $6.2 million, resulting in net proceeds of approximately $39.8 million. Subsequent to the completed offering, the Company continues to be majority owned by Agenus.

In October 2021, in connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock. Refer to Note 10 for additional detail.

(8) Share-based Compensation Plans

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provided for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, and stock units including restricted stock units for up to approximately 13.9 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2021, no shares remain available for issuance under the 2018 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, for an initial share pool of approximately 6.1 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). The initial share pool will automatically increase on January 1st of each year from 2022 to 2031 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees the opportunity to acquire the Company’s common stock in a program designed to comply with Section 423 of the Code. There are 375,000 shares reserved for issuance under the ESPP, plus an automatic annual increase, as of January 1st of each year beginning in 2022 and continuing through and including 2031, equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of approximately 3.5 million shares in the aggregate.

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the period was estimated on the date of grant using the following weighted average assumptions:

	2021	2020
Expected volatility	67%	65%
Expected term in years	6	7
Risk-free interest rate	0.6%	1.8%
Dividend yield	0%	0%

The expected term of stock options granted is based on historical data and other factors and represents the period of time that stock options are expected to be outstanding prior to exercise. The risk-free interest rate is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

A summary of option activity for 2021 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	2,713,418	$0.01
Granted	2,239,576	3.03
Exercised	(41,746)	0.01
Forfeited	(39,426)	1.39
Outstanding at December 31, 2021	4,871,822	1.38	8.41	$14,982,873
Vested or expected to vest at December 31, 2021	4,871,822	1.38	8.41	$14,982,873
Exercisable at December 31, 2021	1,696,250	$0.08	7.84	$7,428,962

The weighted average grant-date fair values of options granted during the years ended December 31, 2021 and 2020, was $1.76 and $0.01, respectively. During both 2021 and 2020, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of December 31, 2021, there was $2.6 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved, will be recognized over a weighted average period of 2.2 years.

A summary of non-vested stock activity for 2021 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	55,660	$0.01
Granted	695,750	$3.03
Forfeited	(27,830)	$0.01
Outstanding at December 31, 2021	723,580	$2.91

As of December 31, 2021, there was $1.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 1.7 years.

Stock based compensation expense also includes expense related to awards granted to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the year ended December 31, 2021 and 2020, was as follows (in thousands):

	2021	2020
Research and development	$200	$56
General and administrative	1,545	32
Total share-based compensation expense	$1,745	$88

(9) Research and Development Agreement

In December 2018, the Company entered into an agreement with the Belgium Walloon Region Government in which the Walloon Region agreed to provide a grant of €1.3 million and a repayable advance of €8.3 million for the development of one of the Company’s research programs. As of December 31, 2019, the Company received $881,000 of the grant portion and $3.4 million of the repayable advance. During the year ended December 31, 2019 the Company recognized grant revenue of $690,000 in accordance with ASC 958-605 and included in its consolidated balance sheet at December 31, 2019 deferred revenue of $191,000 related to the grant funds received and a long-term liability of $3.4 million related to the repayable advance received. During 2020, the Company discontinued research efforts related to this program and is evaluating its options in accordance with the terms of the agreement. Accordingly, in the year ended December 31, 2020, the Company recorded the balance of the deferred revenue as other income in its consolidated statement of operations. In addition, due to the uncertainty of the terms of the termination of the agreement, the Company has included the refundable advance balance of $5.3 million in other current liabilities in its consolidated balance sheet at December 31, 2021.

(10) Related Party Transactions

Until the completion of its IPO, the Company relied on Agenus for all of its working capital requirements. For the periods presented, certain of the Company’s operations were fully integrated with Agenus, including, but not limited to, corporate functions such as finance, human resources, information technology and legal functions. The Company’s consolidated financial statements reflect all costs of doing business related to these operations.

In September 2021, the Company entered into a new Intellectual Property Assignment and License Agreement with Agenus (the “New Assignment and License Agreement”), upon which the prior intercompany agreement between Agenus and MiNK was terminated. Pursuant to the New Assignment and License Agreement, Agenus assigned to the Company certain patent rights and know-how related to its iNKT product candidates and other patents and know-how related to its business. In addition to the patent rights assigned to the Company by Agenus, the Company also received an exclusive, royalty-free, sublicensable license to research, develop, manufacture and commercialize certain licensed technology in the field. The New Assignment and License Agreement further provides for the Company to grant Agenus a field-limited, non-exclusive, royalty-free license under the assigned patent rights, subject to MiNK’s discretion and provided such access would not reasonably result in a disruption of planned MiNK activities. Agenus has also agreed to provide the Company with Agenus’ biological material upon written request in order for the Company to use such material in its development activities of a combination therapy. Agenus may withhold the transfer of biological material, including, but not limited to, checkpoint modulating antibodies, for various reasons, including if such transfer would reasonably result in a disruption of planned Agenus activities. For any materials Agenus does share with the Company, the parties have agreed to enter into a separate agreement governing the transfer and providing for joint ownership of the data. Agenus has agreed that during the full term of the New Assignment and License Agreement, and for three years thereafter, it will not develop, manufacture or commercialize an iNKT cell therapy, directly or indirectly by transferring such technology. The Company has the sole responsibility to develop, manufacture and commercialize products under this New Assignment and License Agreement. The Company may terminate the New Assignment and License Agreement without cause upon 90 days’ prior written notice to Agenus. Either party may terminate if they believe there has been a material breach which has not been cured within 90 days (or 45 days for breach of payment obligations) of receiving such notice.

In September 2021, the Company entered into a new Intercompany General & Administrative Services Agreement with Agenus (the “New Intercompany Services Agreement”). Pursuant to the New Intercompany Services Agreement, Agenus provides MiNK with administrative support, including, without limitation, financial, legal, information technology and human resources administrative support and non-administrative services as may be agreed to between the parties from time to time. Agenus provides the services under the New Intercompany Services Agreement on a cost-plus basis and the Company is required to pay 105% of Agenus’ costs. Under the New Intercompany Services Agreement, the Company is also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for the Company contributing a proportionate payment for the use of such facilities and equipment. Either party may terminate the New Intercompany Services Agreement upon 30 days’ prior written notice

Allocated Agenus services primarily include payroll related expenses, facility costs and stock-based compensation and are included in the accompanying financial statements based on certain estimates and allocations. The allocation methods primarily include time devoted to activities and headcount-based allocations. Agenus business services and occupancy costs are allocated to the Company based on the Company’s headcount as a percentage of Agenus’. Under the prior intercompany services agreement between Agenus and MiNK, research services were charged between the entities based on hours spent on specific projects applied to hourly wage rates. As such, these allocations may not be indicative of the actual amounts that would have been recorded had the Company operated as an independent, publicly traded company for the periods presented.

Allocation of Agenus Services, net, of $2.4 and $1.3 million for the periods ended December 31, 2021 and 2020, respectively, is included in Operating expenses in the Company’s statement of operations and comprehensive loss and Due to related parties in the Company’s consolidated balance sheet.

In February 2021, the Company entered into the Note with Agenus with terms identical to the convertible promissory note, as amended, issued to Agenus on April 1, 2019, increasing the amount of borrowing capacity to up to $50.0 million and extending the maturity to July 1, 2022. In September 2021, the Company entered into an amendment to the Note with Agenus to provide, among other things, that the Note would automatically convert into the Company’s common stock upon the completion of the Company’s IPO.

In accordance with the terms of the Note, interest was computed on the basis of a 360-day year at 8% and accrued but was not payable until converted or paid. The Note was automatically converted, at a rate equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the Company’s common stock sold in the Company’s IPO, into 5,451,958 shares of the Company’s common stock upon completion of the IPO in October 2021, and was not outstanding at December 31, 2021. The Note had a principal balance of $36.1 million at December 31, 2020.

(11) Other Long-Term Liabilities

In May 2020, the Company entered into a promissory note with Bank of America, NA for aggregate loan proceeds of $356,000 (the “Loan”) under the Small Business Administration Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act of 2020. In September 2021, the Company received notification that its forgiveness application was approved. As such, the Loan was extinguished, and for the year ending December 31, 2021, a $356,000 gain was recorded in the Company’s consolidated statements of operations and comprehensive loss.

(12) Fair Value Measurement

The Company measured the Note at fair value. In connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of December 31, 2021. The fair value of the Note at December 31, 2020 was $43.8 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The principal amount of the Note at December 31, 2020 was $36.1 million.

(13) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty. Furthermore, litigation consumes both cash and management attention.

(14) Benefit Plans

The Company’s employees are eligible to participate in the Agenus Inc. 401(k) Savings Plan in the United States and a defined contribution Group Personal Pension Plan in the United Kingdom (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. For the years ended December 31, 2021 and 2020, the Company expensed $86,000 and $84,000, respectively, related to the discretionary contribution to the Plans.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the Company can meet its disclosure obligations.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

As a non-accelerated filer and an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 14, 2022, our board of directors approved the transfer of the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market. Subsequently, The Nasdaq Stock Market LLC (“Nasdaq”) approved the listing transfer and it became effective on March 18, 2022. The Nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The Nasdaq Global Market and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. Our common stock continues to trade under the symbol “INKT”.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	The consolidated financial statements are listed under Item 8 of this Annual Report on Form 10-K.
(2)

The financial statement schedules required under this Item and Item 8 are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the footnotes thereto.

(3)	Exhibits:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40908) filed on October 20, 2021).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40908) filed on October 20, 2021).

4.1

Specimen stock certificate evidencing shares of common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

4.2*	Description of Securities.

10.1

Intellectual Property Assignment and License Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated September 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.2

Intercompany General & Administrative Services Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated September 10, 2021 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.3+

MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.4+

MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.5+

MiNK Therapeutics, Inc. 2021 Cash Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.6+

Form of Restricted Stock Unit Agreement under the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.7+

Form of Non-Statutory Stock Option Agreement under the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.8+

Form of Incentive Stock Option Agreement under the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.9+

AgenTus Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.10+

Form of Restricted Stock Award Agreement under the AgenTus Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.11+

Form of Non-Qualified Stock Option Award Agreement for Employees under the AgenTus Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.12+

Form of Non-Qualified Stock Option Award Agreement for Non-Employees under the AgenTus Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.13+

Form of Incentive Stock Option Award Agreement under the AgenTus Therapeutics, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.14+

Letter Agreement between AgenTus Therapeutics, Inc. and Walter Flamenbaum, M.D., dated November 14, 2019 (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.15+

Form of Indemnification Agreement, to be entered into by and between the Registrant and each of its directors and officers (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503), as amended, filed on October 12, 2021).

10.16*+	Executive Employment Agreement between the Registrant and Jennifer Buell, dated March 3, 2022.

10.17*+	Executive Employment Agreement between the Registrant and Marc van Dijk, dated March 2, 2022.

21.1*	Subsidiaries of MiNK Therapeutics, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: March 18, 2022	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer S. Buell, Ph.D.	President, Chief Executive Officer and Director	March 18, 2022
Jennifer S. Buell, Ph.D.	(Principal Executive Officer)

/s/ Christine M. Klaskin	Treasurer (Principal Financial Officer and Principal	March 18, 2022
Christine M. Klaskin	Accounting Officer)

/s/ Garo H. Armen, Ph.D.	Chairman of the Board of Directors	March 18, 2022
Garo H. Armen, Ph.D.

/s/ John Baldoni, Ph.D.	Director	March 18, 2022
John Baldoni, Ph.D.

/s/ Peter Behner	Director	March 18, 2022
Peter Behner

/s/ Brian Corvese	Director	March 18, 2022
Brian Corvese

/s/ Barbara Ryan	Director	March 18, 2022
Barbara Ryan

/s/ Ulf Wiinberg	Director	March 18, 2022
Ulf Wiinberg