Form 10-Q
period 2022-03-31
MiNK Therapeutics, Inc.
filed 2022-05-13
CIK 1840229

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2022, the registrant had 33,560,914 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

 MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$34,688,446	$38,888,828
Prepaid expenses	183,721	1,761
Other current assets	604,641	744,321
Total current assets	35,476,808	39,634,910
Equipment, net of accumulated depreciation of $193,217 and $168,605 at March 31, 2022 and December 31, 2021, respectively	665,212	606,595
Total assets	$36,142,020	$40,241,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,727,049	$2,995,645
Accrued liabilities	2,652,771	1,763,688
Other current liabilities	5,413,840	5,760,609
Due to related parties	7,040,026	5,945,094
Total current liabilities	18,833,686	16,465,036
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 33,560,914 and 33,476,523 shares issued at March 31, 2022 and December 31, 2021, respectively	336	335
Additional paid-in capital	108,135,459	107,349,265
Accumulated other comprehensive loss	(102,498)	(625,269)
Accumulated deficit	(90,724,963)	(82,947,862)
Total stockholders’ equity	17,308,334	23,776,469
Total liabilities and stockholders’ equity	$36,142,020	$40,241,505

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,277,335	$3,097,711
General and administrative	2,096,954	594,981
Change in fair value of convertible affiliated note	—	(684,436)
Operating loss	(7,374,289)	(3,008,256)
Other expense, net:
Interest expense, net	(848)	(743,695)
Other expense, net	(401,964)	(94,243)
Net loss	$(7,777,101)	$(3,846,194)
Per common share data:
Basic and diluted net loss per common share	$(0.23)	$(0.16)
Weighted average number of common shares outstanding	33,504,472	24,177,315
Other comprehensive income:
Foreign currency translation gain	$522,771	$353,305
Comprehensive loss	$(7,254,330)	$(3,492,889)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	$(625,269)	$(82,947,862)	23,776,469
Net loss	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	$(102,498)	$(90,724,963)	$17,308,334

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	24,177,315	$242	$383,711	$(1,523,038)	$(52,735,092)	$(53,874,177)
Net loss	—	—	—	—	(3,846,194)	(3,846,194)
Other comprehensive income	—	—	—	353,305	—	353,305
Grant and recognition of stock options	—	—	263,081	—	—	263,081
Recognition of parent stock options	—	—	19,949	—	—	19,949
Balance at March 31, 2021	24,177,315	$242	$666,741	$(1,169,733)	$(56,581,286)	$(57,084,036)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,777,101)	$(3,846,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,077	16,194
Share-based compensation	785,506	283,030
Interest accrued on convertible affiliated note	—	743,695
Change in fair value of convertible affiliated note	—	(684,436)
Changes in operating assets and liabilities:
Prepaid expenses	(181,974)	(135,468)
Accounts payable	642,226	(306,813)
Accrued liabilities and other current liabilities	1,191,631	146,469
Other operating assets and liabilities	1,116,150	(425,150)
Net cash used in operating activities	(4,196,485)	(4,208,673)
Cash flows from investing activities:
Purchases of plant and equipment	—	(39,520)
Net cash used in investing activities	—	(39,520)
Cash flows from financing activities:
Proceeds from option exercises	689	—
Proceeds from issuance of convertible affiliated note	—	2,324,499
Net cash provided by financing activities	689	2,324,499
Effect of exchange rate changes on cash	(4,586)	42,812
Net decrease in cash and cash equivalents	(4,200,382)	(1,880,882)
Cash and cash equivalents, beginning of period	38,888,828	2,691,156
Cash and cash equivalents, end of period	$34,688,446	$810,274
Supplemental cash flow information:
Cash paid for interest	$1,550	$—
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$91,928	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business and Liquidity

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical stage biopharmaceutical company pioneering the discovery, development and commercialization of allogeneic, off-the-shelf, invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress graft-versus-host-disease. MiNK’s proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, the Company believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of March 31, 2022, had an accumulated deficit of $90.7 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of March 31, 2022 of $34.7 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

Management continually addresses the Company’s liquidity position and adjusts spending as needed in order to preserve liquidity. The Company’s future liquidity needs will be determined primarily by the success of its operations with respect to the progression of the Company’s product candidates and key development and regulatory events in the future. Potential sources of additional funding for the Company include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for the Company’s portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

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

(2) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2022 and 2021, as they would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	6,847,531	4,859,118
Non-vested shares	848,779	—

(4) Investments

Cash equivalents consisted of the following as of March 31, 2022 (in thousands):

	March 31, 2022
	Cost	Estimated Fair Value
Institutional money market funds	$30,001	$30,001

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Payroll	$727	$575
Professional fees	707	531
Research services	1,212	656
Other	7	2
Total	$2,653	$1,764

Other current liabilities of $5.2 million and $5.3 million as of March 31, 2022 and December 31, 2021, respectively, represent the repayable advance received under the Company’s research and development agreement with the Belgium Walloon Region Government. During 2020, the Company discontinued research efforts related to this program and is evaluating its options in accordance with the terms of the agreement.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three-month period ended March 31, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,871,822	$1.38
Granted	2,060,100	3.11
Exercised	(84,391)	0.01
Forfeited	—	—
Outstanding at March 31, 2022	6,847,531	$1.92	8.67	$5,757,729
Vested or expected to vest at March 31, 2022	6,847,531	$1.92	8.67	$5,757,729
Exercisable at March 31, 2022	2,566,535	$0.97	7.99	$3,914,765

The weighted average grant-date fair values of options granted during the three-month period ended March 31, 2022, was $2.15. During the three-month period ended March 31, 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of March 31, 2022, there was $6.4 million of unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 3.1 years.

A summary of non-vested stock activity for the three-month period ended March 31, 2022 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	723,580	$2.91
Granted	125,199	3.60
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2022	848,779	$3.02

As of March 31, 2022, there was $1.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 1.5 years.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three months ended March 31, 2022 and 2021, was as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$118,204	$31,155
General and administrative	667,302	251,875
Total share-based compensation expense	$785,506	$283,030

(7) Related Party Transactions

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

In September 2021, the Company entered into an Intellectual Property Assignment and License Agreement with Agenus (the “New Assignment and License Agreement”), upon which the prior intercompany agreement between Agenus and MiNK was terminated. Pursuant to the New Assignment and License Agreement, Agenus assigned to the Company certain patent rights and know-how related to its iNKT product candidates and other patents and know-how related to its business. In addition to the patent rights assigned to the Company by Agenus, the Company also received an exclusive, royalty-free, sublicensable license to research, develop, manufacture and commercialize certain licensed technology in the field. The New Assignment and License Agreement further provides for the Company to grant Agenus a field-limited, non-exclusive, royalty-free license under the assigned patent rights, subject to MiNK’s discretion and provided such access would not reasonably result in a disruption of planned MiNK activities. Agenus has also agreed to provide the Company with Agenus’ biological material upon written request in order for the Company to use such material in its development activities of a combination therapy. Agenus may withhold the transfer of biological material, including, but not limited to, checkpoint modulating antibodies, for various reasons, including if such transfer would reasonably result in a disruption of planned Agenus activities. For any materials Agenus does share with the Company, the parties have agreed to enter into a separate agreement governing the transfer and providing for joint ownership of the data. Agenus has agreed that during the full term of the New Assignment and License Agreement, and for three years thereafter, it will not develop, manufacture or commercialize an iNKT cell therapy, directly or indirectly by transferring such technology. The Company has the sole responsibility to develop, manufacture and commercialize products under this New Assignment and License Agreement. The Company may terminate the New Assignment and License Agreement without cause upon 90 days’ prior written notice to Agenus. Either party may terminate if they believe there has been a material breach which has not been cured within 90 days (or 45 days for breach of payment obligations) of receiving such notice.

In September 2021, the Company entered into an Intercompany General & Administrative Services Agreement with Agenus (the “New Intercompany Services Agreement”). Pursuant to the New Intercompany Services Agreement, Agenus provides MiNK with administrative support, including, without limitation, financial, legal, information technology and human resources administrative support and non-administrative services as may be agreed to between the parties from time to time. Agenus provides the services under the New Intercompany Services Agreement on a cost-plus basis and the Company is required to pay 105% of Agenus’ costs. Under the New Intercompany Services Agreement, the Company is also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for the Company contributing a proportionate payment for the use of such facilities and equipment. Either party may terminate the New Intercompany Services Agreement upon 30 days’ prior written notice.

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

Allocation of Agenus services, net of approximately $856,000 and $250,000 for the three months ended March 31, 2022 and 2021, respectively, is included in Operating expenses in the Company’s statement of operations and Due to related parties in the Company’s condensed consolidated balance sheet.

In February 2021, the Company entered into a fifth Convertible Promissory Note (the “Note”) with Agenus with terms identical to the convertible promissory note, as amended, issued to Agenus on April 1, 2019, increasing the amount of borrowing capacity to up to $50.0 million and extending the maturity to July 1, 2022. In September 2021, the Company entered into an amendment to the convertible promissory note with Agenus to provide, among other things, that the Note would automatically convert into the Company’s common stock upon the completion of the Company’s IPO.

In accordance with the terms of the Note, interest was computed on the basis of a 360-day year at 8% and accrued but was not payable until converted or paid. The Note was automatically converted, at a rate equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the Company’s common stock sold in the Company’s IPO, into 5,451,958 shares of the Company’s common stock upon completion of the IPO in October 2021, and was not outstanding at March 31, 2022.

(8) Fair Value Measurement

The Company measured the Note at fair value. In connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of March 31, 2022. The fair value of the Note at March 31, 2021 was $46.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The impact of the change in the fair value for the three months ended March 31, 2021 was $684,000.

(9) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(10) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the three months ended March 31, 2022 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MiNK Therapeutics, Inc. (“we,” “us” and “our”) is a clinical stage biopharmaceutical company pioneering the discovery, development, and commercialization of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Our business activities include product research and development, manufacturing, regulatory and clinical development, corporate finance, and support of our collaborations. To be successful, our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are a party to an Intercompany General & Administrative Services Agreement and an Intellectual Property Assignment and License Agreement with Agenus. Under the Intercompany General & Administrative Services Agreement, Agenus provides us with administrative support, including, without limitation, financial, legal, information technology and human resources administrative support. Additional non-administrative services and use of certain facilities are available as may be agreed to between the parties from time to time. Under the Intellectual Property Assignment and License Agreement, Agenus exclusively assigned patent rights and know-how related to our technology to us. We also have a field-limited exclusive license under certain Agenus patents and know-how; and we retain the rights to expand a proprietary pipeline of products and technologies.

Our most advanced product, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. We have commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma, reported preliminary signals of activity, and expect to report data from this trial in the fourth quarter of 2022. In addition, we announced the initiation of our Phase 1 clinical trial for the study of solid tumor cancers with AGENT-797 as a monotherapy and in combination with checkpoint inhibitors, which we intend to advance as a priority. We currently expect to have preliminary readouts from this clinical trial in 2022 in indications that may lead to an accelerated path to marketing approval. We also intend to initiate a Phase 1 study of AGENT-797 in GvHD in 2022 and expect to report top-line data from this trial in the second half of 2022. Finally, with the unique circumstances of the COVID-19 pandemic, we were able to commence first-in-human studies of AGENT-797 in acute respiratory distress (“ARDS”) secondary to COVID-19 and reported encouraging survival benefit exceeding 75% presented at the Society of Immunotherapy for Cancer in 2021. Later this year, we expect to present updated data of the clinical effect of AGENT-797 on viral ARDS where there are currently no effective therapies.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) a CAR-iNKT program targeting B-cell maturation antigen (“BCMA”), which we refer to as BCMA-CAR-iNKT, and (2) a tumor stromal targeting CAR-iNKT program, which we refer to as stromal target-CAR-iNKT. These programs are both in preclinical development and we expect to initiate our investigational new drug application filings for these candidates in 2022.

Our research and development expenses for the three months ended March 31, 2022 and 2021 were $5.3 million and $3.1 million, respectively. We have incurred losses since our inception. As of March 31, 2022, we had an accumulated deficit of $90.7 million.

Until the completion of our initial public offering, we were reliant on Agenus to finance our operations. We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Based on our current plans and projections, we believe our quarter-end cash and cash equivalents balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to address our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progress of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

Historical Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Research and development expense

Research and development (“R&D”) expense includes compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions. R&D expense increased 70% to $5.3 million for the three months ended March 31, 2022 from $3.1 million for the three months ended March 31, 2021. This increase is primarily due to costs associated with an increase in preclinical activities, the continued advancement of our clinical trials and increased personnel costs.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 252% to $2.1 million for the three months ended March 31, 2022 from $0.6 million for the three months ended March 31, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, strategy and audit and tax fees.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of our convertible affiliated note issued to Agenus (the “Note”) at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of March 31, 2022.

Interest expense

Interest expense related to the Note was $0.7 million for the three months ended March 31, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of March 31, 2022.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the three months ended March 31,	For the years ended December 31,
	2022	2021	2020
Payroll and personnel costs	$1,136,850	$3,346,853	$3,007,044
Professional fees	2,555,473	6,761,139	5,025,282
Allocated services	580,933	1,377,456	758,549
Other	1,004,079	2,480,920	718,180
Total	$5,277,335	$13,966,368	$9,509,055

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $90.7 million as of March 31, 2022. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

Prior to our initial public offering, we had been reliant on Agenus to finance our operations. From our inception through our initial public offering in October 2021, we received funding of $45.5 million from Agenus through the Note. The Note had a $45.5 million principal balance, plus accrued and unpaid interest of $6.8 million, as of October 14, 2021, the date we priced our initial public offering. In connection of the completion of our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of March 31, 2022.

In December 2018, we entered into an agreement with the Belgium Walloon Region Government (the “Walloon Region”) in which the Walloon Region agreed to provide a grant of €1.3 million and a repayable advance of €8.3 million for the development of one of our research programs. As of March 31, 2022, we had received $881,000 of the grant portion and $5.2 million of the repayable advance. During 2020, we discontinued research efforts related to this program and are evaluating our options in accordance with the terms of the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020 and have included the repayable advance balance of $5.2 million in other current liabilities in our condensed consolidated balance sheet at March 31, 2022, while we finalize the termination of the agreement with the Walloon Region. We received a notice from the Walloon Region in February 2021 informing us that, pursuant to the terms of the agreement, they have assumed we plan to exploit the results of our research under the program and as such expect us to reimburse the repayable advance, and we have responded to the Walloon Region that we do not plan to exploit the results of such research. It is uncertain at this time if we will be obligated to repay any or all of this advance.

Our cash and cash equivalents balance as of March 31, 2022 was $34.7 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to address our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

Net cash used in operating activities for both the three months ended March 31, 2022 and 2021 was $4.2 million. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning. Certain forward-looking statements in this Quarterly Report on Form 10-Q can be identified by the fact that they do not relate strictly to historical or current facts. In particular, these statements relate to, among other things, our business strategy, our research and development, our ability to commercialize our product candidates, our prospects for initiating partnerships or collaborations, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.  Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. Therefore, we caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements, except as required by law.

Some of the factors that could cause actual results to differ are identified below, as well as those discussed in the Item 1A. Risk Factors section in our Annual Report on Form 10-K for the year ended December 31, 2021. It is not possible to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties: we expect to incur losses for the foreseeable future; if we fail to raise capital, we would be forced to delay, reduce, or eliminate certain projects; raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies; we may fail to develop AGENT-797 successfully or be unable to obtain regulatory approval for it; utilizing allogeneic iNKT cells represents a novel approach to immunotherapy; our product candidates will require significant additional testing before we can seek regulatory approval; we may experience delays or difficulties in the enrollment of patients in our clinical trials; serious adverse events, undesirable side effects or unexpected characteristics caused by our product candidates could delay or prevent regulatory approval or limit their commercial potential; data produced in our clinical trials is at an early stage and future data may not support continued development; if our clinical trials fail to demonstrate safety and efficacy, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of product candidates; we face significant competition and there is a possibility that our competitors may achieve regulatory approval before us or develop adoptive cell therapies that are safer or more advanced or effective than ours; product candidates we develop may be complex and difficult to manufacture; the regulatory landscape that will govern any product candidates we may develop is complex and uncertain; failure to comply with laws and regulations could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings; Agenus owns a majority of our common stock and will be able to exert control over specific matters subject to stockholder approval; certain of our directors and officers may have actual or potential conflicts of interest; we rely on third parties, which may not perform satisfactorily; if we are not able to establish collaborations, we may have to alter our development and commercialization plans which may cause delays or increase costs; we may be unable to obtain and maintain satisfactory patent and other intellectual property protection for any product candidates we develop; our rights to develop and commercialize our cell-based immunotherapies and product candidates are subject, in part, to the terms and conditions of licenses granted to us by others, including Agenus; third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights; we may be unable to retain our key executives and to attract, retain and motivate qualified personnel; our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches; the continuing outbreak of COVID-19 in the United States and other countries may adversely affect our business and that of our suppliers, contract research organizations or other third parties relevant to our business; and a market for our common stock may not be sustained.

JOBS Act

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our Principal Executive Officer and Principal Financial Officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10- K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

We received net proceeds of approximately $39.8 million after deducting underwriting discounts and commissions and other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any of our affiliates.

As of March 31, 2022, we had used approximately $5.1 of the net proceeds from our initial public offering for the development of AGENT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

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

MiNK Therapeutics, Inc.

Date: May 13, 2022	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)