Form 10-Q
period 2022-06-30
MiNK Therapeutics, Inc.
filed 2022-08-15
CIK 1840229

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 33,775,073 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

 MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$29,846,915	$38,888,828
Prepaid expenses	104,400	1,761
Other current assets	378,125	744,321
Total current assets	30,329,440	39,634,910
Equipment, net of accumulated depreciation of $213,610 and $168,605 at June 30, 2022 and December 31, 2021, respectively	787,541	606,595
Total assets	$31,116,981	$40,241,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$4,790,598	$2,995,645
Accrued liabilities	2,844,792	1,763,688
Other current liabilities	2,196,962	5,760,609
Due to related parties	7,594,791	5,945,094
Total current liabilities	17,427,143	16,465,036
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 33,669,694 and 33,476,523 shares issued at June 30, 2022 and December 31, 2021, respectively	337	335
Additional paid-in capital	109,230,018	107,349,265
Accumulated other comprehensive income (loss)	1,297,188	(625,269)
Accumulated deficit	(96,837,705)	(82,947,862)
Total stockholders’ equity	13,689,838	23,776,469
Total liabilities and stockholders’ equity	$31,116,981	$40,241,505

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$5,876,092	$3,584,611	$11,153,427	$6,682,322
General and administrative	1,822,339	867,896	3,919,293	1,462,877
Change in fair value of convertible affiliated note	—	1,159,873	—	475,437
Operating loss	(7,698,431)	(5,612,380)	(15,072,720)	(8,620,636)
Other income (expense), net:
Interest income (expense), net	26,377	(805,049)	25,529	(1,548,744)
Other income (expense), net	1,559,312	82,267	1,157,348	(11,976)
Net loss	$(6,112,742)	$(6,335,162)	$(13,889,843)	$(10,181,356)
Per common share data:
Basic and diluted net loss per common share	$(0.18)	$(0.26)	$(0.41)	$(0.42)
Weighted average number of common shares outstanding	33,619,449	24,177,315	33,562,278	24,177,315
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$1,399,686	$(165,714)	$1,922,457	$187,591
Comprehensive loss	$(4,713,056)	$(6,500,876)	$(11,967,386)	$(9,993,765)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	23,776,469
Net loss	—	—	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	—	$—	$(102,498)	$(90,724,963)	$17,308,334
Net loss	—	—	—	—	—	—	(6,112,742)	(6,112,742)
Other comprehensive income	—	—	—	—	—	1,399,686	—	1,399,686
Grant and recognition of stock options	—	—	796,924	—	—	—	—	796,924
Recognition of parent stock options	—	—	3,886	—	—	—	—	3,886
Option exercises	48,118	—	301	—	—	—	—	301
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Issuance of shares for employee bonuses	125,199	1	293,523	(43,665)	(157,194)	—	—	136,330
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at June 30, 2022	33,669,694	$337	$109,230,018	—	$—	$1,297,188	$(96,837,705)	$13,689,838

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	24,177,315	$242	$383,711	—	$—	$(1,523,038)	$(52,735,092)	$(53,874,177)
Net loss	—	—	—	—	—	—	(3,846,194)	(3,846,194)
Other comprehensive income	—	—	—	—	—	353,305	—	353,305
Grant and recognition of stock options	—	—	263,081	—	—	—	—	263,081
Recognition of parent stock options	—	—	19,949	—	—	—	—	19,949
Balance at March 31, 2021	24,177,315	$242	$666,741	—	$—	$(1,169,733)	$(56,581,286)	$(57,084,036)
Net loss	—	—	—	—	—	—	(6,335,162)	(6,335,162)
Other comprehensive loss	—	—	—	—	—	(165,714)	—	(165,714)
Grant and recognition of stock options	—	—	356,097	—	—	—	—	356,097
Recognition of parent stock options	—	—	51,206	—	—	—	—	51,206
Balance at June 30, 2021	24,177,315	$242	$1,074,044	—	$—	$(1,335,447)	$(62,916,448)	$(63,177,609)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(13,889,843)	$(10,181,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55,386	33,841
Share-based compensation	1,586,316	690,333
Gain on partial forgiveness of liability	(2,790,809)	—
Interest accrued on convertible affiliated note	—	1,548,744
Change in fair value of convertible affiliated note	—	475,437
Changes in operating assets and liabilities:
Prepaid expenses	(102,694)	320,678
Accounts payable	1,610,291	(890,774)
Accrued liabilities	1,558,953	582,443
Other operating assets and liabilities	3,150,815	(208,233)
Net cash used in operating activities	(8,821,585)	(7,628,887)
Cash flows from investing activities:
Purchases of plant and equipment	(62,413)	(137,440)
Net cash used in investing activities	(62,413)	(137,440)
Cash flows from financing activities:
Proceeds from option exercises	990	—
Purchase of treasury shares to satisfy tax withholdings	(157,194)	—
Proceeds from issuance of convertible affiliated note	—	6,676,772
Net cash provided by (used in) financing activities	(156,204)	6,676,772
Effect of exchange rate changes on cash	(1,711)	56,746
Net decrease in cash and cash equivalents	(9,041,913)	(1,032,809)
Cash and cash equivalents, beginning of period	38,888,828	2,691,156
Cash and cash equivalents, end of period	$29,846,915	$1,658,347
Supplemental cash flow information:
Cash paid for interest	$1,550	$—
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$200,553	$—
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	293,524	—

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business and Liquidity

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf, invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress graft-versus-host-disease. MiNK’s proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, the Company believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of June 30, 2022, had an accumulated deficit of $96.8 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of June 30, 2022 of $29.8 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

Management continually monitors the Company’s liquidity position and adjusts spending as needed in order to preserve liquidity. The Company’s future liquidity needs will be determined primarily by the success of its operations with respect to the progression of the Company’s product candidates and key development and regulatory events in the future. Potential sources of additional funding for the Company include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for the Company’s portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

For the Company’s foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of its foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ equity (deficit).

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2022 and 2021, as they would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Stock options	6,397,673	4,845,203
Non-vested shares	695,750	—

(4) Investments

Cash equivalents consisted of the following as of June 30, 2022 (in thousands):

	June 30, 2022
	Cost	Estimated Fair Value
Institutional money market funds	$26,027	$26,027

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Payroll	$508	$575
Professional fees	657	531
Contract manufacturing costs	458	—
Research services	1,215	656
Other	7	2
Total	$2,845	$1,764

Other current liabilities of $2.2 million and $5.3 million as of June 30, 2022 and December 31, 2021, respectively, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). The Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.2 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. The Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its condensed consolidated statement of operations for the period ended June 30, 2022. The Company continues to evaluate its options to resolve the dispute relating to the remaining outstanding liability.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six-month period ended June 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,871,822	$1.38
Granted	2,060,100	3.11
Exercised	(132,509)	0.01
Forfeited	(171,260)	2.71
Expired	(230,481)	0.68
Outstanding at June 30, 2022	6,397,673	$1.95	8.43	$3,264,203
Vested or expected to vest at June 30, 2022	6,397,673	$1.95	8.43	$3,264,203
Exercisable at June 30, 2022	2,603,119	$1.09	7.78	$2,282,204

The weighted average grant-date fair values of options granted during the six-month period ended June 30, 2022, was $2.15. During the six-month period ended June 30, 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of June 30, 2022, there was $5.8 million of unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 2.9 years.

A summary of non-vested stock activity for the six-month period ended June 30, 2022 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	723,580	$2.91
Granted	125,199	3.60
Vested	(125,199)	3.60
Forfeited	(27,830)	0.01
Outstanding at June 30, 2022	695,750	$3.03

As of June 30, 2022, there was $1.3 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 1.2 years.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and six months ended June 30, 2022 and 2021, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$126,361	$54,123	$244,565	$85,278
General and administrative	674,449	353,180	1,341,751	605,055
Total share-based compensation expense	$800,810	$407,303	$1,586,316	$690,333

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

In September 2021, the Company entered into an Intellectual Property Assignment and License Agreement with Agenus (the “New Assignment and License Agreement”), upon which the prior intercompany agreement between Agenus and MiNK was terminated. Pursuant to the New Assignment and License Agreement, Agenus assigned to the Company certain patent rights and know-how related to its iNKT cell platform, product candidates and other patents and know-how related to its business. In addition to the patent rights assigned to the Company by Agenus, the Company also received an exclusive, royalty-free, sublicensable license to research, develop, manufacture and commercialize certain licensed technology in the field. The New Assignment and License Agreement further provides for the Company to grant Agenus a field-limited, non-exclusive, royalty-free license under the assigned patent rights, subject to MiNK’s discretion and provided such access would not reasonably result in a disruption of planned MiNK activities. Agenus has also agreed to provide the Company with Agenus’ biological material upon written request in order for the Company to use such material in its development activities of a combination therapy. Agenus may withhold the transfer of biological material, including, but not limited to, checkpoint modulating antibodies, for various reasons, including if such transfer would reasonably result in a disruption of planned Agenus activities. For any materials Agenus does share with the Company, the parties have agreed to enter into a separate agreement governing the transfer and providing for joint ownership of the data. Agenus has agreed that during the full term of the New Assignment and License Agreement, and for three years thereafter, it will not develop, manufacture or commercialize an iNKT cell therapy, directly or indirectly by transferring such technology. The Company has the sole responsibility to develop, manufacture and commercialize products under this New Assignment and License Agreement. The Company may terminate the New Assignment and License Agreement without cause upon 90 days’ prior written notice to Agenus. Either party may terminate if they believe there has been a material breach which has not been cured within 90 days (or 45 days for breach of payment obligations) of receiving such notice.

Effective April 1, 2022, the Company entered into an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) with Agenus, which amended and restated the Intercompany General & Administrative Agreement between the Company and Agenus dated September 10, 2021 (the “Prior Intercompany Agreement”). Under the New Intercompany Agreement, Agenus provides the Company with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and the Company and Agenus provide each other with certain research and development services (the “R&D Services”) and other support services, including legal and regulatory support (the “Shared Services”). The Company is required to pay 10% of Agenus’ costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment will be due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume. The Company is also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for the Company contributing a proportionate payment for the use of such facilities and equipment, and the Company will be covered by certain Agenus insurance policies, subject to certain conditions, including the Company paying the cost of such coverage. Either party may terminate the New Intercompany Agreement upon 60 days’ prior written notice and individual services upon 30 days’ prior written notice.

Allocated Agenus services primarily include payroll related expenses, facility costs, insurance and stock-based compensation, and are included in the accompanying financial statements based on certain estimates and allocations described above. Under the Prior Intercompany Agreement, the allocation methods primarily included time devoted to activities and headcount-based allocations. Agenus business services and occupancy costs were allocated to the Company based on the Company’s headcount as a percentage of Agenus’ and the Company was required to pay 105% of Agenus’ costs for these business services and occupancy costs. Research services were charged between the entities based on hours recorded by Agenus employees as time spent on specific projects, applied to hourly wage rates, and the Company paid 110% of Agenus’ costs for these research services. As such, these allocations may not be indicative of the actual amounts that would have been recorded had the Company operated as an independent, publicly traded company for the periods presented.

Allocation of Agenus services, net of approximately $470,000 and $937,000 for the three months ended June 30, 2022 and 2021, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties” in the Company’s condensed consolidated balance sheet.

Effective April 12, 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed over the remainder of 2022. As of June 30, 2022, the Company had entered into work orders with Atlant totaling approximately $155,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and six months ended June 30, 2022, approximately $37,000 related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

In February 2021, the Company entered into a fifth Convertible Promissory Note (the “Note”) with Agenus with terms identical to the convertible promissory note, as amended, issued to Agenus on April 1, 2019, increasing the amount of borrowing capacity to up to $50.0 million and extending the maturity to July 1, 2022. In September 2021, the Company entered into an amendment to the convertible promissory note with Agenus to provide, among other things, that the Note would automatically convert into the Company’s common stock upon the completion of the IPO.

In accordance with the terms of the Note, interest was computed on the basis of a 360-day year at 8% and accrued but was not payable until converted or paid. The Note was automatically converted, at a rate equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the Company’s common stock sold in the IPO, into 5,451,958 shares of the Company’s common stock upon completion of the IPO in October 2021, and was not outstanding at June 30, 2022.

(8) Fair Value Measurement

The Company measured the Note at fair value. In connection with the IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of June 30, 2022. The fair value of the Note at June 30, 2021 was $52.5 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The impact of the change in the fair value for the six months ended June 30, 2021 was $475,000.

(9) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(10) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the six months ended June 30, 2022 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MiNK Therapeutics, Inc. (“we,” “us” and “our”) is a clinical stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Our business activities include product research and development, manufacturing, regulatory and clinical development, corporate finance, and support of our collaborations. To be successful, our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are a party to an Amended and Restated Intercompany Services Agreement and an Intellectual Property Assignment and License Agreement with Agenus. Under the Amended and Restated Intercompany Services Agreement, Agenus provides us with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support, and we and Agenus provide each other with certain research and development services and other support services, including legal and regulatory support. We are also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for us contributing a proportionate payment for the use of such facilities and equipment, and we will be covered by certain Agenus insurance policies, subject to certain conditions, including us paying the cost of such coverage. Under the Intellectual Property Assignment and License Agreement, Agenus exclusively assigned patent rights and know-how related to our technology to us. We also have a field-limited exclusive license under certain Agenus patents and know-how; and we retain the rights to expand a proprietary pipeline of products and technologies.

We recently announced the internalization of manufacturing and completed the internal cGMP production of AgenT-797 with expansion capacity to treat >700,000 patients/year. Our most advanced product, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. We have commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma, reported preliminary signals of activity, and expect to report data from this trial in the fourth quarter of 2022. In addition, we announced the initiation of our Phase 1 clinical trial for the study of solid tumor cancers with AGENT-797 as a monotherapy and in combination with approved checkpoint inhibitors, which we intend to advance as a priority. We currently expect to have preliminary readouts from this trial in 2022 in indications that may lead to an accelerated path to marketing approval. We also intend to initiate a Phase 1 study of AGENT-797 in GvHD in 2022. Finally, with the unique circumstances of the COVID-19 pandemic, we were able to commence first-in-human studies of AGENT-797 in acute respiratory distress (“ARDS”) secondary to COVID-19 and reported encouraging survival benefit exceeding 75% presented at the Society of Immunotherapy for Cancer in 2021. We expect to present updated data of the clinical effect of AGENT-797 on viral ARDS, an indication where there are no approved therapies. We recently announced that agenT-797 for the treatment of infections and viral ARDS was identified as selectable for funding by DARPA; contract negotiations are underway.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) a CAR-iNKT program targeting B-cell maturation antigen (“BCMA”), which we refer to as BCMA-CAR-iNKT, and (2) a tumor stromal targeting CAR-iNKT program, which we refer to as stromal target-CAR-iNKT. These programs are novel and differentiated, and both are in preclinical development. We initiated our investigational new drug application filings for these candidates in 2022.

Our research and development (“R&D”) expenses for the six months ended June 30, 2022 and 2021 were $11.2 million and $6.7 million, respectively. We have incurred losses since our inception. As of June 30, 2022, we had an accumulated deficit of $96.8 million.

We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Based on our current plans and projections, we believe our quarter-end cash and cash equivalents balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to monitor our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progress of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

Historical Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 64% to $5.9 million for the three months ended June 30, 2022 from $3.6 million for the three months ended June 30, 2021. This increase is primarily due to an increase in costs associated with the advancement of our clinical trials, increased preclinical activities and increased personnel costs associated with internalization of our manufacturing activities.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 110% to $1.8 million for the three months ended June 30, 2022 from $0.9 million for the three months ended June 30, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, audit and tax and insurance fees.

Other income (expense), net

Other income (expense), net includes our foreign currency transactional activity and other income or expense. Other income increased $1.5 million for the three months ended June 30, 2022, from income of $0.1 million for the three months ended June 30, 2021 to income of $1.6 million for the three months ended June 30, 2022, primarily due to the recognition of a $2.7 million gain on the partial forgiveness of the advance received under our research and development agreement with the Belgium Walloon Region Government (the “Walloon Region”), which was partially offset by foreign currency exchange losses, in the three months ended June 30, 2022, compared to foreign currency exchange gains in the three months ended June 30, 2021.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of our convertible affiliated note issued to Agenus (the “Note”) at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of June 30, 2022.

Interest expense

Interest expense related to the Note was $0.8 million for the three months ended June 30, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of June 30, 2022.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 67% to $11.2 million for the six months ended June 30, 2022 from $6.7 million for the six months ended June 30, 2021. This increase is primarily due to an increase in costs associated with the advancement of our clinical trials, increased preclinical activities and increased personnel costs associated with internalization of our manufacturing activities.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 168% to $3.9 million for the six months ended June 30, 2022 from $1.5 million for the six months ended June 30, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, strategy, audit and tax and insurance fees.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of the Note at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of June 30, 2022.

Other income (expense), net

Other income (expense), net includes our foreign currency transactional activity and other income or expense. Other income increased $1.2 million for the six months ended June 30, 2022, from expense of $12,000 for the six months ended June 30, 2021 to income of $1.2 million for the six months ended June 30, 2022, primarily due to the recognition of a $2.7 million gain on the partial forgiveness of the advance received under our research and development agreement with the Walloon Region, which was partially offset by foreign currency exchange losses, in the six months ended June 30, 2022, compared to de minimis foreign currency exchange losses in the six months ended June 30, 2021.

Interest expense

Interest expense related to the Note was $1.5 million for the six months ended June 30, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of June 30, 2022.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the six months ended June 30,	For the years ended December 31,
	2022	2021	2020
Payroll and personnel costs	$2,197,218	$3,346,853	$3,007,044
Professional fees	6,038,633	6,761,139	5,025,282
Allocated services	907,235	1,377,456	758,549
Materials and other	2,010,341	2,480,920	718,180
Total	$11,153,427	$13,966,368	$9,509,055

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $96.8 million as of June 30, 2022. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

Prior to our initial public offering, we had been reliant on Agenus to finance our operations. From our inception through our initial public offering in October 2021, we received funding of $45.5 million from Agenus through the Note. The Note had a $45.5 million principal balance, plus accrued and unpaid interest of $6.8 million, as of October 14, 2021, the date we priced our initial public offering. In connection of the completion of our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of June 30, 2022.

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of June 30, 2022, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. Based on notice received in the second quarter of 2022 stating that the Walloon Region was seeking repayment of approximately $2.2 million of the advance, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our condensed consolidated statement of operations for the period ended June 30, 2022. We have included the remaining balance of $2.2 million in other current liabilities in our condensed consolidated balance sheet at June 30, 2022 while we evaluate the merits of the Walloon Region’s claim to the amount. The Walloon Region obtained a default judgment for the $2.2 million. The Company is evaluating its options to reverse the judgment as it provided timely notice of its intentions to cease operations pursuant to the December 2018 agreement.

Our cash and cash equivalents balance as of June 30, 2022 was $29.8 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to monitor our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities.

Net cash used in operating activities for the six months ended June 30, 2022 and 2021 was $8.8 million and $7.6 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we had used approximately $10.0 of the net proceeds from our initial public offering for the development of AGENT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Amended and Restated Intercompany Services Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated August 2, 2022, with effect April 1, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: August 15, 2022	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)