Form 10-Q
period 2022-09-30
MiNK Therapeutics, Inc.
filed 2022-11-03
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 33,785,929 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$24,158,587	$38,888,828
Prepaid expenses	262,870	1,761
Other current assets	37,520	744,321
Total current assets	24,458,977	39,634,910
Equipment, net of accumulated depreciation of $232,756 and $168,605 at September 30, 2022 and December 31, 2021, respectively	803,128	606,595
Total assets	$25,262,105	$40,241,505
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,171,551	$2,995,645
Accrued liabilities	2,832,389	1,763,688
Other current liabilities	2,086,899	5,760,609
Due to related parties	8,356,849	5,945,094
Total current liabilities	18,447,688	16,465,036
Other long-term liabilities	58,280	—
Commitments and contingencies
STOCKHOLDERS’ EQUITY
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 33,785,929 and 33,476,523 shares issued at September 30, 2022 and December 31, 2021, respectively	338	335
Additional paid-in capital	110,003,410	107,349,265
Accumulated other comprehensive loss	(78,276)	(625,269)
Accumulated deficit	(103,169,335)	(82,947,862)
Total stockholders’ equity	6,756,137	23,776,469
Total liabilities and stockholders’ equity	$25,262,105	$40,241,505

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,149,778	$3,334,126	$17,303,205	$10,016,449
General and administrative	1,837,571	814,881	5,756,864	2,277,759
Change in fair value of convertible affiliated note	—	9,227,427	—	9,702,863
Operating loss	(7,987,349)	(13,376,434)	(23,060,069)	(21,997,071)
Other income (expense), net:
Interest income (expense), net	92,960	(881,323)	118,488	(2,430,067)
Gain on extinguishment of debt	—	355,515	—	355,515
Other income (expense), net	1,562,759	(364,844)	2,720,108	(376,819)
Net loss	$(6,331,630)	$(14,267,086)	$(20,221,473)	$(24,448,442)
Per common share data:
Basic and diluted net loss per common share	$(0.19)	$(0.59)	$(0.60)	$(1.01)
Weighted average number of common shares outstanding	33,757,164	24,205,446	33,627,954	24,186,794
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(1,375,464)	$546,111	$546,993	$733,702
Comprehensive loss	$(7,707,094)	$(13,720,975)	$(19,674,480)	$(23,714,740)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	23,776,469
Net loss	—	—	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	—	$—	$(102,498)	$(90,724,963)	$17,308,334
Net loss	—	—	—	—	—	—	(6,112,742)	(6,112,742)
Other comprehensive income	—	—	—	—	—	1,399,686	—	1,399,686
Grant and recognition of stock options	—	—	796,924	—	—	—	—	796,924
Recognition of parent stock options	—	—	3,886	—	—	—	—	3,886
Option exercises	48,118	—	301	—	—	—	—	301
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Issuance of shares for employee bonuses	125,199	1	293,523	(43,665)	(157,194)	—	—	136,330
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at June 30, 2022	33,669,694	$337	$109,230,018	—	$—	$1,297,188	$(96,837,705)	$13,689,838
Net loss	—	—	—	—	—	—	(6,331,630)	(6,331,630)
Other comprehensive loss	—	—	—	—	—	(1,375,464)	—	(1,375,464)
Grant and recognition of stock options	—	—	745,880	—	—	—	—	745,880
Recognition of parent stock options	—	—	27,019	—	—	—	—	27,019
Option exercises	116,235	1	493	—	—	—	—	494
Balance at September 30, 2022	33,785,929	$338	$110,003,410	—	$—	$(78,276)	$(103,169,335)	$6,756,137

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2020	24,177,315	$242	$383,711	—	$—	$(1,523,038)	$(52,735,092)	$(53,874,177)
Net loss	—	—	—	—	—	—	(3,846,194)	(3,846,194)
Other comprehensive income	—	—	—	—	—	353,305	—	353,305
Grant and recognition of stock options	—	—	263,081	—	—	—	—	263,081
Recognition of parent stock options	—	—	19,949	—	—	—	—	19,949
Balance at March 31, 2021	24,177,315	$242	$666,741	—	$—	$(1,169,733)	$(56,581,286)	$(57,084,036)
Net loss	—	—	—	—	—	—	(6,335,162)	(6,335,162)
Other comprehensive loss	—	—	—	—	—	(165,714)	—	(165,714)
Grant and recognition of stock options	—	—	356,097	—	—	—	—	356,097
Recognition of parent stock options	—	—	51,206	—	—	—	—	51,206
Balance at June 30, 2021	24,177,315	$242	$1,074,044	—	$—	$(1,335,447)	$(62,916,448)	$(63,177,609)
Net loss	—	—	—	—	—	—	(14,267,086)	(14,267,086)
Other comprehensive income	—	—	—	—	—	546,111	—	546,111
Grant and recognition of stock options	—	—	365,760	—	—	—	—	365,760
Recognition of parent stock options	—	—	21,602	—	—	—	—	21,602
Option exercises	41,745	—	150	—	—	—	—	150
Balance at September 30, 2021	24,219,060	$242	$1,461,556	—	$—	$(789,336)	$(77,183,534)	$(76,511,072)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(20,221,473)	$(24,448,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83,816	54,126
Share-based compensation	2,359,215	1,077,695
Gain on partial forgiveness of liability	(2,790,809)	—
Gain on extinguishment of debt	—	(355,515)
Interest accrued on convertible affiliated note	—	2,430,067
Change in fair value of convertible affiliated note	—	9,702,863
Changes in operating assets and liabilities:
Prepaid expenses	(261,203)	477,755
Accounts payable	2,090,462	(1,504,911)
Accrued liabilities and other current liabilities	1,562,717	1,224,729
Other operating assets and liabilities	2,740,954	216,799
Net cash used in operating activities	(14,436,321)	(11,124,834)
Cash flows from investing activities:
Purchases of plant and equipment	(122,208)	(249,260)
Net cash used in investing activities	(122,208)	(249,260)
Cash flows from financing activities:
Proceeds from option exercises	1,484	150
Purchase of treasury shares to satisfy tax withholdings	(157,194)	—
Proceeds from issuance of convertible affiliated note	—	9,459,422
Net cash provided by (used in) financing activities	(155,710)	9,459,572
Effect of exchange rate changes on cash	(16,002)	42,816
Net decrease in cash and cash equivalents	(14,730,241)	(1,871,706)
Cash and cash equivalents, beginning of period	38,888,828	2,691,156
Cash and cash equivalents, end of period	$24,158,587	$819,450
Supplemental cash flow information:
Cash paid for interest	$2,546	$—
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$119,629	$—
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	293,524	—

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business and Liquidity

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf, invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells, and suppress graft-versus-host-disease. MiNK’s proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, the Company believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of September 30, 2022, had an accumulated deficit of $103.2 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of September 30, 2022 of $24.2 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

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

(2) Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds.

Other Policies

The Company’s remaining significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2022. Since the date of those financial statements there have been no changes, other than the cash and cash equivalents policy defined above, to the Company’s significant accounting policies.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2022 and 2021, as they would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Stock options	6,240,374	4,911,263
Non-vested shares	756,345	695,750

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2022 (in thousands):

	September 30, 2022
	Cost	Estimated Fair Value
Institutional money market funds	$20,021	$20,021

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Payroll	$860	$575
Professional fees	802	531
Contract manufacturing costs	249	—
Research services	921	656
Other	—	2
Total	$2,832	$1,764

Other current liabilities of $2.0 million and $5.3 million as of September 30, 2022 and December 31, 2021, respectively, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). The Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.0 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. The Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, to the $2.0 million repayment that would be due based on the default judgment, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its condensed consolidated statement of operations for the nine months ended September 30, 2022. The Company continues to evaluate its options to resolve the dispute relating to the remaining outstanding liability.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the nine-month period ended September 30, 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,871,822	$1.38
Granted	2,060,100	3.11
Exercised	(248,744)	0.01
Forfeited	(194,567)	2.09
Expired	(248,237)	0.44
Outstanding at September 30, 2022	6,240,374	$1.99	8.25	$4,662,974
Vested or expected to vest at September 30, 2022	6,240,374	$1.99	8.25	$4,662,974
Exercisable at September 30, 2022	2,807,134	$1.18	7.66	$3,621,767

The weighted average grant-date fair values of options granted during the nine-month period ended September 30, 2022, was $2.15. During the nine-month period ended September 30, 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of September 30, 2022, there was $5.4 million of unrecognized share-based compensation expense related to these stock options which, if all milestones are achieved, will be recognized over a weighted average period of 2.7 years.

A summary of non-vested stock activity for the nine-month period ended September 30, 2022 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	723,580	$2.91
Granted	185,794	3.28
Vested	(125,199)	3.60
Forfeited	(27,830)	0.01
Outstanding at September 30, 2022	756,345	$3.00

As of September 30, 2022, there was $1.1 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 0.9 years.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and nine months ended September 30, 2022 and 2021, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$98,323	$50,895	$342,888	$136,173
General and administrative	674,576	336,467	2,016,327	941,522
Total share-based compensation expense	$772,899	$387,362	$2,359,215	$1,077,695

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

Allocation of Agenus services, net of approximately $328,000 and $529,000 for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million for both the nine months ended September 30, 2022 and 2021, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties” in the Company’s condensed consolidated balance sheet.

Effective April 12, 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed over the remainder of 2022. As of September 30, 2022, the Company had entered into work orders with Atlant totaling approximately $157,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and nine months ended September 30, 2022, approximately $27,400 and $64,700, respectively, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

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

In accordance with the terms of the Note, interest was computed on the basis of a 360-day year at 8% and accrued but was not payable until converted or paid. The Note was automatically converted, at a rate equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the Company’s common stock sold in the IPO, into 5,451,958 shares of the Company’s common stock upon completion of the IPO in October 2021, and was not outstanding at September 30, 2022.

(8) Fair Value Measurement

The Company measured the Note at fair value. In connection with the IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of September 30, 2022. The fair value of the Note at September 30, 2021 was $65.4 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of each note and considering the prevailing economic and market conditions at the balance sheet date. The impact of the change in the fair value for the nine months ended September 30, 2021 was $9.7 million.

(9) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(10) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the nine months ended September 30, 2022 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

We recently announced the internalization of manufacturing and completed the internal cGMP production of AgenT-797 with expansion capacity to treat >700,000 patients/year. Our most advanced product candidate, AGENT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. We have commenced a Phase 1 clinical trial of AGENT-797 for the treatment of multiple myeloma, reported preliminary signals of activity, and will report data from this trial at the upcoming Society of Immune Therapy In Cancer (“SITC”) Conference in the fourth quarter of 2022. In addition, we announced the initiation of our Phase 1 clinical trial for the study of solid tumor cancers with AGENT-797 as a monotherapy and in combination with approved checkpoint inhibitors, which we intend to advance as a priority, and we will present preliminary readouts from this trial in indications that may lead to an accelerated path to marketing approval at the SITC conference this year.

Finally, with the unique circumstances of the COVID-19 pandemic, we were able to commence first-in-human studies of AGENT-797 in acute respiratory distress (“ARDS”) secondary to COVID-19 and reported encouraging survival benefit exceeding 75% presented at the SITC conference in 2021. We will present updated data of the clinical effect of AGENT-797 on viral ARDS, an indication where there are no approved therapies, at this year’s SITC conference. We recently announced that AGENT-797 for the treatment of infections and viral ARDS was identified as selectable for funding by DARPA; contract negotiations are underway.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) a CAR-iNKT program targeting B-cell maturation antigen (“BCMA”), which we refer to as BCMA-CAR-iNKT, and (2) a tumor stromal targeting CAR-iNKT program, which we have recently disclosed as FAP-CAR-iNKT. These programs are novel and differentiated, and both are in preclinical development. We initiated our investigational new drug application enabling studies for these candidates in 2022.

Our research and development (“R&D”) expenses for the nine months ended September 30, 2022 and 2021 were $17.3 million and $10.0 million, respectively. We have incurred losses since our inception. As of September 30, 2022, we had an accumulated deficit of $103.2 million.

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

Historical Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 84% to $6.1 million for the three months ended September 30, 2022 from $3.3 million for the three months ended September 30, 2021. This increase is primarily due to an increase in costs associated with the advancement of our clinical trials, increased preclinical activities and increased personnel costs associated with internalization of our manufacturing activities.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 126% to $1.8 million for the three months ended September 30, 2022 from $0.8 million for the three months ended September 30, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, audit and tax and insurance fees.

Other income (expense), net

Other income (expense), net includes our foreign currency transactional activity and other income or expense. Other income increased $1.9 million for the three months ended September 30, 2022, from expense of $0.4 million for the three months ended September 30, 2021 to income of $1.6 million for the three months ended September 30, 2022, primarily due to foreign currency exchange gains in the three months ended September 30, 2022, compared to foreign currency exchange losses in the three months ended September 30, 2021.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of our convertible affiliated note issued to Agenus (the “Note”) at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of September 30, 2022.

Interest income (expense), net

Interest income for the three months ended September 30, 2022 was $93,000 due to interest earned on our money market funds. Interest expense related to the Note was $0.9 million for the three months ended September 30, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of September 30, 2022.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 73% to $17.3 million for the nine months ended September 30, 2022 from $10.0 million for the nine months ended September 30, 2021. This increase is primarily due to an increase in costs associated with the advancement of our clinical trials, increased preclinical activities and increased personnel costs associated with internalization of our manufacturing activities.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 153% to $5.8 million for the nine months ended September 30, 2022 from $2.3 million for the nine months ended September 30, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, strategy, audit and tax and insurance fees.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of the Note at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of September 30, 2022.

Other income (expense), net

Other income (expense), net includes our foreign currency transactional activity and other income or expense. Other income increased $3.1 million for the nine months ended September 30, 2022, from expense of $0.4 million for the nine months ended September 30, 2021 to income of $2.7 million for the nine months ended September 30, 2022, due to the recognition of a $2.7 million gain on the partial forgiveness of the advance received under our research and development agreement with the Belgium Walloon Region Government (the “Walloon Region”), in the nine months ended September 30, 2022, compared to foreign currency exchange losses in the nine months ended September 30, 2021.

Interest income (expense), net

Interest income for the nine months ended September 30, 2022 was $118,000 due to interest earned on our money market funds. Interest expense related to the Note was $2.4 million for the nine months ended September 30, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of September 30, 2022.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the nine months ended September 30,	For the years ended December 31,
	2022	2021	2020
Payroll and personnel costs	$3,849,752	$3,346,853	$3,007,044
Professional fees	8,949,973	6,761,139	5,025,282
Allocated services	1,108,297	1,377,456	758,549
Materials and other	3,395,183	2,480,920	718,180
Total	$17,303,205	$13,966,368	$9,509,055

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $103.2 million as of September 30, 2022. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

Prior to our initial public offering, we had been reliant on Agenus to finance our operations. From our inception through our initial public offering in October 2021, we received funding of $45.5 million from Agenus through the Note. The Note had a $45.5 million principal balance, plus accrued and unpaid interest of $6.8 million, as of October 14, 2021, the date we priced our initial public offering. In connection of the completion of our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of September 30, 2022.

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of September 30, 2022, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. Based on notice received in the second quarter of 2022 stating that the Walloon Region was seeking repayment of approximately $2.0 million of the advance, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our condensed consolidated statement of operations for the nine months ended September 30, 2022. We have included the remaining balance of $2.0 million in other current liabilities in our condensed consolidated balance sheet at September 30, 2022 while we evaluate the merits of the Walloon Region’s claim to the amount. The Walloon Region obtained a default judgment for the $2.0 million. The Company is evaluating its options to reverse the judgment as it provided timely notice of its intentions to cease operations pursuant to the December 2018 agreement.

Our cash and cash equivalents balance as of September 30, 2022 was $24.2 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $14.4 million and $11.1 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2021 Form 10-K.

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

As of September 30, 2022, we had used approximately $15.6 million of the net proceeds from our initial public offering for the development of AGENT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

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

MiNK Therapeutics, Inc.

Date: November 3, 2022	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)