Form 10-K
period 2022-12-31
MiNK Therapeutics, Inc.
filed 2023-03-24
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was: $6.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 33,910,688.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

We are a clinical stage biopharmaceutical company pioneering a novel platform of living medicines based on a rare and potent class of immune cells called invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases.

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include, but are not limited to oncology, and acute respiratory distress (“ARDS”) secondary to life-threatening infectious diseases. Our discovery efforts are focused applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, starting with MiNK-413, BCMA-CAR-iNKT, and MiNK-215, FAP-CAR-iNKT.

The following table summarizes our current product development pipeline:

* Autologous T cell program IND-Ready; allogeneic iNKT program in development.

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Our Phase 1 clinical trial studying agenT-797 in solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab, is currently advancing as a priority program. Encouraging early activity was seen with agenT-797 monotherapy and combination, with reductions in target and non-target lesions or disease stabilization in patients, which was presented at Society of Immunotherapy for Cancer (“SITC”) in 2022. We currently expect to have updated readouts from this clinical trial in 2023. We commenced a Phase 1 clinical trial of agenT-797 for the treatment of multiple myeloma, and reported that agenT-797 was tolerable to 1x109 cells/dose and suppressed biomarkers associated with disease progression at SITC in 2022. This POC phase 1 underscores the potential application of INKTs in multiple myeloma and establishes important novel data to support the advancement of our armored BCMA-CAR-INKT program as a potential best in class next generation allogeneic BCMA cell therapy for these patients. Strategic discussions to advance this program are underway.

With the unique circumstances of the COVID-19 pandemic, we commenced a Phase 1 clinical trial of agenT-797 in viral ARDS and reported an encouraging survival benefit of 70%, compared to ~10-22% in an in-hospital control and time-matched data from the CDC. These data were presented at SITC 2022 and we have planned an update from the trial in the first half of 2023 and a formal scientific publication is currently in review. There are currently no approved therapies for ARDS; our data contribute favorably as a potential therapeutic and we plan to externally finance the advancement of agenT-797 in viral ARDS through strategic collaborations. Discussions are underway.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen (“BCMA), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated robust efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at SITC in 2022. These programs are both in preclinical development with investigational new drug application (“IND”) enabling activities underway in 2023.

MiNK was born out of the veteran immuno-oncology company, Agenus Inc. ("Agenus"). The foundational leadership team is comprised of individuals who were critical to the delivery of the numerous scientific and clinical milestones at Agenus since 2015. In addition to building Agenus from 50 to approximately 450 employees, this team has advanced 17 discoveries to the clinic and secured approximately $800 million in upfront and milestone payments and equity investments through partnering transactions, with the most recent achievement being a significant collaboration with Bristol-Myers Squibb Company on a preclinical antibody targeting TIGIT, which included a $200 million upfront payment and up to $1.36 billion in milestone payments in addition to royalties on net product sales.

This foundational leadership team has recruited and assembled a management team who bring extensive industry expertise to our company, including decades of experience in manufacturing autologous and off-the-shelf products. We believe the expertise of our management team, and the established current Good Manufacturing Processes ("cGMP") manufacturing suite, greatly de-risks the challenges often associated with capital-intensive cell therapy companies. The combined team has a strong track record in discovering and developing immuno-oncology and cell therapies as well as executing on value-accretive business development opportunities.

Our Strategy

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We believe that allogeneic iNKT cells exhibit highly adaptable properties for broad therapeutic development, and we plan to achieve our goal by executing a strategy with the following key elements:

•
Advance agenT-797, native iNKT cells, in cancer, including solid tumors, as monotherapy and in combination with checkpoint antibodies. Our Phase 1 clinical trial for the treatment of solid tumor cancers, which we intend to advance as the priority for agenT-797 development as a monotherapy and in combination with Keytruda and Opdivo and demonstrated that the cells can be dosed tolerably alone and in combination with approved therapies. A preliminary update was presented at SITC2022 and a clinical update on the phase 1 trial is planned for the American Association for Cancer Research in April 2023. We currently expect to have updated readouts from this clinical trial in 2023 in indications that may lead to an accelerated path to marketing approval.
•
Validate broad applicability of iNKT cells through our opportunistic development of agenT-797 in GvHD, a potentially fast-to-market indication, as well as in ARDS secondary to infectious disease.
•
Apply our proprietary technologies to build a broad pipeline of engineered iNKT cells, starting with MiNK-413, BCMA-CAR-iNKT, and MiNK-215, FAP-CAR-iNKT, with current expectations of filing IND applications for MiNK-215 in 2024.
•
Continue to scale up our in-house manufacturing processes and build our capability to cost-efficiently optimize speed, control, flexibility and scalability. Our allogeneic iNKT cell platform allows for cell manufacturing at step function improvement in scale, cost, and availability. We have launched our internal, automated, closed-system for cGMP production, which is FDA cleared for use in our trials. Our process is designed to provide rapid, scalable production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. Our manufacturing process uses healthy, donor derived peripheral blood mononuclear cells (“PBMCs”) collected by apheresis, which eliminates a key supply bottleneck compared to autologous cell therapies. The donor cells are processed using a proprietary combination of iNKT cell enrichment, stimulant mediated cell activation, and selective expansion, yielding highly pure iNKT cells essentially without potentially alloreactive T cells (contaminating conventional αß T cells). After robust testing to ensure product purity and potency, iNKT cells are cryopreserved for distribution and storage. Our automated process reduces hands-on time, with the potential to optimize personnel usage and facility qualification and validation processes. These steps increase reproducibility, minimize run failures and greatly increase scalability.
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

Our Approach to Cell Therapy – iNKT Cells

T cells engineered with CARs have changed the paradigm of treatment for patients with B-cell malignancies with high response rates in previously intractable cancers, yet there are limitations to CAR-T cell therapy in both the autologous and evolving allogeneic settings, including practical, logistical and toxicity issues. As a result of these limitations, there is rapidly growing interest in other immune effector cells for CAR engineering, including NK cells,  T cells and macrophages. We believe our approach, harnessing iNKT cells, offers significant advantages over existing cell therapies.

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

Mechanistically, we have observed that agenT-797:

•
Homes to tumors;
•
Activates dendritic cells (signalers that help the immune system recognize tumor cells);
•
Kills M2 macrophages (immunosuppressive cells that constrain the body’s ability to fight tumors);
•
Restores tumor killing capacity of exhausted T cells;
•
Persists beyond our measurement period of 35 days;
•
Are activated by CD1d, the key ligand for the invariant TCR, and by stress ligands for potent tumor killing;
•
Can secrete a wide array of inflammatory cytokines to clear infections and tumors;
•
Recruit and activate NK and T cells to regulate the immune response; and
•
Dampen inflammatory donor T cell activity to naturally suppress GvHD.

iNKT cells use an invariant TCR α-chain and recognize the glycolipid α-GalCer, as well as other exogenous and endogenous glycolipids presented by monomorphic major histocompatibility complex (“MHC”)-I-like CD1d. iNKT cells contribute to natural anti-tumor responses through their IFN--production and the subsequent activation of DCs, NK cells and cytotoxic T lymphocytes, and their presence within tumors correlates with favorable prognosis in multiple cancers. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress GvHD. Additionally, we have observed persistence of over 35 days in some of our preclinical models, making iNKT cells well-suited for therapeutic application.

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

Naturally Suited for Allogeneic Approaches

GvHD is an important driver of toxicity with most cell therapy approaches. Unlike conventional α T cells, iNKT cells do not require gene editing of the TCR to eliminate risk of GvHD due to the monomorphic nature of the CD1d ligand of the iNKT cell TCR. Although no allogeneic iNKT cell therapy has been approved by the U.S. Food and Drug Administration (the “FDA”) or any comparable regulatory authority, in both clinical and preclinical studies, iNKT cells have been observed not to cause, but instead to actively suppress, GvHD, lowering the safety risks associated with other allogeneic immune cells. Higher iNKT cell counts following hematopoietic stem cell transplantation (“HSCT”) for acute leukemia correlates with lower risk for GvHD, and vice versa.

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

•
Novel cell type bridging innate and adaptive immunity: We are advancing a novel platform based on a rare and potent class of immune cells, iNKTs. These cells have the unique ability to bridge the innate and adaptive immune system, with the killing power of NK cells and memory of T cells, as well as the ability to recruit host immunity and reshape the TME.
•
Broad therapeutic capability: Our pipeline of native and engineered iNKT cell candidates has opportunity across a range of disease settings, including in oncology and immune-mediated diseases.
•
Clinical proof of concept: Our three phase 1 clinical trials have demonstrated the tolerability and immune-modulating activity of allogeneic iNKT cells in multiple cancers and ARDS. In our phase 1 trial in solid tumors, we have seen encouraging clinical activity and tolerable safety profile of agenT-797, alone or in combination with anti-PD-1. In our phase 1 study in multiple myeloma, agenT-797 showed early clinical and biomarker activity, with disease stabilization for over 10 months in heavily pre-treated patients. In ARDS secondary to COVID-19, we reported 70% survival in patients treated with agenT-797, compared to 10% in a site-based comparative control.
•
Proprietary cell engineering: Our engineering platforms enable the discovery of CARs, TCRs, and bispecific engagers. This includes CARDIS, our novel CAR discovery and engineering platform developed fully in house over the last five years. It is a hybrid of phage and mammalian display technologies, enabling direct functional selection from cellular immune libraries. This yields a higher frequency of candidate hits with improved pharmaceutical quality and eliminates tonic signaling at an early stage. The use of fully human single-chain fragment variable libraries lowers risk of immunogenicity, and optimized intracellular signaling domains are designed to synergize with the invariant TCR and the array of other native iNKT signaling receptors in driving tumor killing and limiting off-tumor toxicity. Our technology also includes the development of bispecific engagers, where we utilize IgG-based, proprietary highly selective iNKT engager arms and a fully human antibody discovery suite for developing targeting arms. Our experienced team of molecular biologists, genetic engineers and manufacturing experts has a track record of success in delivering now Biologics License Application (“BLA”)-stage antibodies and we are now focused on delivering iNKT engagers.
•
Proprietary manufacturing at scale: Our manufacturing process takes place using an existing expert cGMP grade manufacturing infrastructure, using our own in-house production team of cell manufacturing experts. Our manufacturing capabilities include a proprietary closed-system process, minimizing contamination risk. This efficient isolation and expansion process from healthy donors can generate >5,000 doses per batch.
•
Access to validated Immuno-oncology therapies: We have access to Agenus’ pipeline of immuno-oncology antibodies, both monospecific and bispecific, and immune stimulating adjuvants for our development activities, which creates the potential for rapid development of combinations and commercial flexibility. Agenus will not be obligated to provide us access to their biological material in certain limited circumstances.

Our Product Candidate

agenT-797

AgenT-797, our allogeneic, native iNKT cell therapy, is our most advanced product candidate and is currently in clinical development across multiple different trials and indications, constituting a pipeline within a single product. We are also developing two preclinical CAR-iNKT programs targeting BCMA, MiNK-413, and a tumor stromal FAP targeting, MiNK-215.

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

We are advancing agenT-797 in hematological malignancies, like multiple myeloma, and solid tumor indications, both as a monotherapy and in combination with checkpoint antibodies. These phase 1 clinical trials are underway. We intend to commence Phase 2 studies in indications that are eligible for rapid development opportunities including, but not limited to, NSCLC, squamous cell cancer of the head and neck (“SCCHN”) and hepatocellular carcinoma (“HCC”). We expect to present updated clinical data for solid tumor indications in 2023.

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

In preclinical models, iNKT cells have been shown to promote viral clearance and increase secondary anti-viral responses, offering the potential to control inflammation and limit lung tissue damage resulting from ARDS secondary to infectious disease in humans. We commenced a Phase 1 clinical trial of agenT-797 for the treatment of ARDS secondary to COVID-19 during the height of the COVID-19 pandemic and expanded the trial into viral ARDS secondary to other life-threatening infectious diseases, such as influenza. We have completed all dose cohorts up to 1 billion cells/dose in our Phase 1 trial and presented survival benefit of 70% in severely sick patients with viral ARDS. In addition to survival benefit, we demonstrated that that we can dose the cells to 1x109 cells/dose with no related cytokine release syndrome or neurotoxicity and importantly, observed signals that the cells may prevent secondary infections.

Enhance iNKT Activity and Expand Targeting through Engineering

We are advancing a pipeline of allogeneic, engineered iNKT cell product candidates that leverage our proprietary technologies to enhance iNKT activity and expand tumor targeting through CARs, TCRs and bispecific iNKT engagers. Our two most advanced engineered programs are (1) MiNK-413, a BCMA-CAR-iNKT, and (2) MiNK-215, a FAP-CAR-iNKT. These programs are both in preclinical development and IND enabling is underway. In addition, we plan to utilize our bispecific iNKT engagers, TCRs and CAR technologies, as well as our access to a large portfolio of proprietary targets, to further expand our pipeline of novel allogeneic, engineered iNKT cell product candidates.

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

• Nalm6-CD1d human leukemia xenograft model

• 10 million agenT-797 cells injected

• Stay in circulation with tumor cells

• Home to all tissues with tumor cells

• iNKT cells present and active for >21 days

• Reduce tumor burden

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

Clinical Data for First Generation iNKT Cell Therapy

Precedent data for autologous therapies in clinical trials using autologous iNKT cells for three different cancers have been published to date: melanoma, NSCLC and SCCHN. Autologous iNKT cells were dosed at up to 1 billion cells per patient, comparable to currently approved CAR-T cell therapies. Among the 33 patients treated in the four previously published trials, there was only one report of a Grade 3 adverse event. In the NSCLC trial, stable disease was observed in 4 of 6 patients (67%). In the SCCHN trials, there was a 37.5% partial response in one trial and a 50% overall response rate (“ORR”) in another trial of iNKT cells co-administered with α-GalCer pulsed antigen presenting cells (“APCs”), comparing favorably to currently available therapies in previously treated SCCHN, which have an ORR of 10% to 18%. Increased numbers of cells producing IFN-, a key activator of the cytotoxic immune response, were observed in most patients in all trials. Tumor targeting by iNKT cells was also predictive of response in SCCHN, with responding patients having five-fold greater iNKT tumor infiltration relative to non-responders.

Our Proprietary Manufacturing Process and Capabilities

Our experienced management team and fully operational cGMP manufacturing suite directly address and greatly de-risk the challenges often associated with capital intensive cell therapy companies. We believe this facility pioneered the industrialization and international distribution of autologous cancer vaccines and later the customization of synthetic, off-the-shelf cancer vaccines, immune stimulating adjuvants and antibodies.

Our allogeneic iNKT manufacturing platform allows for cell manufacturing at step function improvement in scale cost, and availability. We are in the process of scaling up our internal manufacturing process to ensure stable, robust and scalable production for advanced clinical trials and commercialization. Our process is designed to scale up > 5,000 doses per batch. We plan to conduct all manufacturing for native iNKT cells and the engineered programs with our in-house capabilities in 2023, with the exception of lentiviral vector manufacturing. Our automated, closed-system allogeneic cell product batch production is designed to provide rapid, scalable, production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. This closed-system process reduces hands-on time and optimizes personnel usage and facility qualification and validation processes. Our proprietary reagents and process generate a product that is over 99% pure iNKT cells that can be stably cryopreserved with full retention of functional properties. We believe this will enable us to further increase reproducibility, minimize run failures and greatly increase scalability.

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

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights, trademark rights, proprietary procedures and contractual provisions. We seek to protect our intellectual property rights and proprietary technology in select key global markets. Further, in order to supplement our existing intellectual property protection and support commercialization of current and future product candidates, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. As of December 31, 2022, we own one issued U.S. patent and 28 pending U.S. and foreign patent applications. The issued patent is directed to a process for the discovery of TCRs and the term of the patent will expire in 2029. There are two families of pending patent applications directed to TCRs as compositions of matter and filed in the U.S. and other major jurisdictions worldwide; these applications were filed in 2018, and the basic term of any patents granted on the applications would expire in 2038. More specifically, these patent applications are intended to protect intellectual property relating to a TCR for cell therapy targeting NY-ESO-1 and a TCR for cell therapy targeting a PTT. There is also a pending patent application directed to a process for TCR discovery that was filed in the United States in 2016; the basic term of any patent granted on this application would expire in 2036.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act (the "PPACA"), which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. FDA has approved over 20 biosimilar products for use in the United States to date. No interchangeable biosimilars, however, have been approved.

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

Competition

The biopharmaceutical industry, and particularly the immuno-oncology field, is characterized by rapidly advancing and changing technologies with intense competition. Cell therapy is one of the most active areas for the discovery and clinical development of new anti-cancer therapies. It involves the delivery of immune cells to the site of the tumor to mediate killing. We face substantial competition from many different entities, including large pharmaceutical companies, small and midsize biotechnology companies, and academic research institutions. These competitors are focused on engineering multiple immune cell types including NK cells, α T cells and  T cells, in addition to iNKT cells. These products are both autologous and allogeneic (i.e., derived from a healthy donor) in nature and are unmodified or genetically engineered to target ligands with CARs or TCRs. Several companies are also using induced pluripotent stem cells as an allogeneic cell source, which could theoretically have enhanced scalability. Other modalities such as bispecific antibodies, antibody drug conjugates, as well as novel immuno-oncology antibodies, are also capable of enabling infiltration of immune cells to the site of the tumor. For example, many bispecific approaches simultaneously bind one immune cell antigen and one tumor cell antigen, thereby redirecting a patient’s endogenous NK or T cells to the site of a tumor.

Key competitor companies developing autologous CAR-T or TCR cell therapies include, but are not limited to, Bristol-Myers Squibb Company (Celgene/Juno Therapeutics), Gilead Sciences, Inc. (Kite Pharma), Adaptimmune LLC, Janssen Pharmaceutica N.V., and Novartis AG.

Key competitors developing iNKT cell therapies include Athenex, Inc., Arovella Therapeutics (previously known as Suda Pharmaceuticals), Appia Bio, Inc., Brightpath Biotherapeutics and Ambicion Co.. While one of Athenex’s programs is autologous in nature, other iNKT competitor programs are allogeneic in format. We are also aware of competitors advancing glycolipid formulations designed to activate endogenous iNKT cells, including Portage Biotech LLC and Abivax SA.

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

Other key competitors in the  T cell therapy space include, but are not limited to, Adicet Bio, Inc., GammaDelta Therapeutics Limited, In8bio, Inc. and TC BioPharm Limited.

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

Human Capital Resources and Employees

As of March 1, 2023, we had 37 full-time employees, 59% of whom have M.D. or Ph.D. degrees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. Functions in legal, finance, information technology and human resources are provided by Agenus pursuant to our services agreement.

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

MiNK Website

Our Internet website address is www.minktherapeutics.com. The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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
•
Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and its financial condition and results of operations.

Risks Related to Discovery, Development and Commercialization of Our Allogeneic iNKT Cells and Other Product Candidates

•
Our business is highly dependent on the success of our lead product candidate, agenT-797, and we may fail to develop agenT-797 successfully or be unable to obtain regulatory approval for it.
•
Allogeneic iNKT cells represent a novel approaches to immunotherapy, which may result in significant challenges to the development, regulatory approval, and commercialization of product candidates.
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
•
Our rights to develop and commercialize our cell-based immunotherapies and product candidates are subject, in part, to the terms and conditions of assignments and licenses granted to us by others, including Agenus.
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

Risks Related to Legal Compliance Matters

•
Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, or we may fail to satisfy certain arrangements with governmental authorities.
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

Since inception, we have incurred operating losses associated with our research, clinical development and manufacturing efforts. We have devoted substantially all of our efforts and financial resources in building our iNKT cell platform, identifying our current product candidates, conducting preclinical development and initiating clinical trials of agenT-797. Our net loss was $28.0 million and $30.2 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $110.9 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
continue our clinical and preclinical development of product candidates;
•
seek to develop our iNKT cell platform further and identify additional research programs and additional product candidates;
•
initiate preclinical testing and clinical trials for any product candidates we identify and develop from our current research programs;
•
maintain, expand, enforce, defend and protect our intellectual property portfolio;
•
seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•
establish a sales, marketing, manufacturing and distribution infrastructure to commercialize any biologics for which we may obtain marketing approval;
•
hire additional research and development personnel;
•
hire clinical and commercial personnel;
•
add operational, financial and management information systems and personnel, including personnel to support our product development; and
•
acquire or in-license product candidates, intellectual property and technologies.

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

We expect our expenses to increase in connection with the maturation of our programs and ongoing activities, particularly as we identify, continue the research and development of, initiate and continue clinical trials of, and seek marketing approval for, our product candidates, including agenT-797. In addition, if we obtain marketing approval for any product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Furthermore, we incur significant costs associated with operating as a standalone public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

Our primary source of funding prior to our initial public offering was through Agenus. As of December 31, 2022, our cash balance was $19.6 million. We expect that our cash as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for more than one year from when these financial statements were issued. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned.

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

Our short operating history as an independent company may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were formed in 2017 as a subsidiary of Agenus and have operated as a majority-owned subsidiary of Agenus since that time. Our operations to date have been limited to organizing and staffing our company, business planning, identifying potential product candidates and undertaking clinical trials and preclinical studies, and some of these activities have been performed by Agenus pursuant to services agreements between the parties. We have initiated three Phase 1 clinical trials for agenT-797 and our other programs are still in the preclinical or research stage of development, where the risk of failure is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials; obtain marketing approvals; manufacture a commercial-scale medicine, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. It takes many years to develop a new medicine from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer independent operating history.

Our limited independent operating history, particularly in light of rapidly evolving cell therapies, may make it difficult to evaluate our technology and industry and predict our future performance, and to make any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by very early stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement on March 12, 2023 that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, if another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Risks Related to Discovery, Development and Commercialization of Our Allogeneic iNKT Cells

Our business is highly dependent on the success of our lead product candidate, agenT-797, which is our only product candidate in clinical development. We have a limited history of conducting clinical trials and may fail to develop agenT-797 successfully or be unable to obtain regulatory approval for it.

We cannot guarantee that agenT-797 will be safe and effective, or will be approved for commercialization on a timely basis or at all. Although certain of our employees and consultants have prior experience with clinical trials, regulatory approvals and cGMP manufacturing, we have not previously completed any clinical trials or submitted a BLA to the FDA, or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that agenT-797 will be successful in clinical trials or receive regulatory approval. The FDA and other comparable global regulatory authorities can delay, limit or deny approval of a product candidate for many reasons. Any delay in obtaining, or inability to obtain, applicable regulatory approval will delay or harm our ability to successfully commercialize agenT-797 and materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Our business is highly dependent on our iNKT cell platform, and our product candidates will require significant additional testing before we can seek regulatory approval. We may not be successful in our efforts to identify and develop additional product candidates. Additional product candidates include, but are not limited to, iNKT cell products genetically engineered to express CARs and other modifications that are designed to enhance safety and efficacy. They may also include combinations with other drug substances such as small molecules and immuno-oncology antibodies. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

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

To date, we have not completed a clinical trial for any of our product candidates. Moreover, there have been only a limited number of clinical trials involving the use of iNKT cells and none involving therapies similar to our therapies. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the adoptive cell therapy field, there have been significant adverse events from allogeneic cell treatments in the past, including cytokine release syndrome, peripheral neuropathies and adverse events linked to lymphodepleting chemotherapy regimens used in the field prior to administration of cell therapy products. While in our trials to date, there have been no observations of neurotoxicity or cytokine release syndrome. There can be no assurance that our product candidates will not cause undesirable side effects in the future, which may include serious adverse effects that are related to our product candidates.

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

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a REMS, to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. The FDA has required REMS programs for other cell therapies, including autologous CAR-T cell therapies. Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

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

The data produced in our clinical trials of agenT-797 is at an early stage and future data may not show responses in patients treated or support continued development. In addition, the results ultimately obtained from our preclinical studies or other clinical trials for agenT-797 or any of our other product candidates may not be predictive of future results.

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

There is no guarantee that our product candidates will be able to compete with potential future products being developed by our competitors including those described under “Item 1. Business – Competition.”

Some of our competitors have initiated clinical trials for GvHD, solid tumors and multiple myeloma, settings in which our iNKT cell therapy platform is currently being investigated. We are also aware of competitors pursuing cell therapy drug candidates, including but not limited to stem cell-based approaches, for the treatment of ARDS secondary to COVID-19. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for the product candidates we may develop. This may include other types of therapies, such as bispecific T cell engagers, oncolytic viruses and antibody drug conjugates.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
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

During the Trump Administration numerous actions, including the issuance of a number of executive orders, were taken that affected the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking or issuances of guidance. While the Biden Administration has retracted certain of those policies and has generally promoted more active regulatory and administrative action by agencies, including the FDA, than during the Trump Administration, it is unclear exactly how the Biden Administration will continue structure its priorities, particularly with regard to FDA’s oversight, approval, review and regulation of novel biological products. Any change in regulation or regulatory approach, whether it impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course or expand the FDA’s regulatory discretion, has the potential to negatively impact our business.

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

FDA’s fast track, breakthrough and regenerative medicine advanced therapy ("RMAT") programs are intended to expedite the development of certain qualifying products intended for the treatment of serious diseases and conditions. If a product candidate is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrate the product’s potential to address an unmet medical need for this condition, the sponsor may apply for FDA fast track designation. A product candidate may be designated as a breakthrough therapy if it is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. A product candidate may receive RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening condition, and preliminary clinical evidence indicates that the product candidate has the potential to address an unmet medical need for such condition. While we may seek fast track, breakthrough and/or RMAT designation, there is no guarantee that we will be successful in obtaining any such designation. Even if we do obtain such designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. A fast track, breakthrough or RMAT designation does not ensure that the product candidate will receive marketing approval or that approval will be granted within any particular timeframe. In addition, the FDA may withdraw fast track, breakthrough or RMAT designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track, breakthrough and/or RMAT designation alone do not guarantee qualification for the FDA’s priority review procedures.

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

On August 2, 2022, Agenus and MiNK entered into the Amended and Restated Services Agreement effective April 1, 2022 (the “Services Agreement”). Pursuant to the terms of the Services Agreement, Agenus provides MiNK with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and MiNK and Agenus provide each other with certain research and development services (the "R&D Services") and other support services, including legal and regulatory support (the “Shared Services”). MiNK pays 10% of Agenus’ costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment is due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume.

The Services Agreement also covers MiNK’s use of Agenus’ business offices and laboratory space and equipment, provided we pay Agenus a proportionate amount for the use of such facilities and equipment. We currently utilize business offices, laboratory space and equipment in Agenus’ Lexington, Massachusetts and Oxford, UK facilities and office space in Agenus’ New York City office.

Because our operations have not been fully separated from Agenus, we may have difficulty doing so in the future. We may need to acquire resources in addition to, and eventually in lieu of, those provided by Agenus to us, and may also face difficulty in separating our resources from Agenus’ resources and integrating newly acquired resources into our business. At present, we have prioritized separating our research and development functions from Agenus while continuing to rely on Agenus to provide human resources, finance, information technology, legal and other general and administrative functions. We plan to internalize such functions in the future as our business evolves. We continue to rely on, and plan to continue relying on, access to Agenus’ facilities for our research and development and the eventual manufacturing of our product candidates, which, among other things, presents challenges in maintaining the confidentiality of our intellectual property and proprietary information due the proximity of our employees in their workspace to Agenus’ employees and third party providers.

In addition, Agenus may prioritize its own needs ahead of the services Agenus has agreed to provide us or could terminate the Services Agreement. Agenus employees who conduct services for us may prioritize Agenus’ interests over our interests, Agenus employees we rely upon to provide certain services may leave Agenus or Agenus ceases to provide services that are critical to our business. Our business, financial condition and results of operations could be harmed if we have difficulty operating as a standalone company, fail to acquire resources that prove to be important to our operations or incur unexpected costs in separating our resources from Agenus’ resources or integrating newly acquired resources.

If Agenus or MiNK terminates the Services Agreement, we will need to replicate or replace certain functions, systems and infrastructure to which we will no longer have the same access after our initial public offering. We may also need to make investments or hire additional employees to operate without the same access to Agenus’s existing operational and administrative infrastructure. These initiatives may be costly to implement. Due to the scope and complexity of the underlying projects relative to these efforts, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.

We may not be able to replace these services or enter into appropriate third-party agreements on terms and conditions, including cost, comparable to those that we will receive from Agenus under the Services Agreement. Additionally, after the Services Agreement terminates, we may be unable to sustain the services at the same levels or obtain the same benefits as when we were receiving such services and benefits from Agenus. When we begin to operate these functions separately, if we do not have our own adequate systems and business functions in place, or are unable to obtain them from other providers, we may not be able to operate our business effectively or at comparable costs, and our profitability may decline. In addition, we have historically received informal support from Agenus, which may not be addressed in the Services Agreement and may diminish or be eliminated at any time.

Additionally, the financial information included in this Annual Report on Form 10-K does not reflect the results we would have achieved as a standalone public company during the periods presented and may not be a reliable indicator of our future results.

Agenus owns a majority of our common stock and will be able to exert control over specific matters subject to stockholder approval.

Agenus beneficially owns approximately 78% of our outstanding common stock. Therefore, Agenus has the ability to substantially influence us through this ownership position. For example, Agenus may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions. Agenus could remain our controlling stockholder for an extended period of time or indefinitely. Even if Agenus were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

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

Risks Related to Legal Compliance Matters

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, or we may fail to satisfy certain arrangements with governmental authorities.

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

In addition, we may be subject to privacy and security laws in the various jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area (the “EEA”), is subject to the General Data Protection Regulation (the "GDPR"), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. The July 2020 invalidation by the Court of Justice of the European Union of the EU-U.S.

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

The COVID-19 pandemic is continuing to impact worldwide economic activity and poses the risk that we or our employees, contractors, suppliers, or other partners may be prevented or delayed from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities. The continued prevalence of COVID-19 and the measures taken by the governments of countries affected could disrupt our supply chain and manufacturing, cause diversion of healthcare resources away from the conduct of preclinical and clinical trial matters to focus on pandemic concerns, limit travel in a manner that interrupts key trial activities, such as trial site initiations and monitoring, delay regulatory filings with regulatory agencies in affected areas or adversely affect our ability to obtain regulatory approvals. These disruptions could also affect other facets of our business, including but not limited to:

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

In March 2020, we put in place a number of protective measures in response to the COVID-19 pandemic. These measures included cancelling all commercial business travel, requesting employees to limit non-essential personal travel, asking some employees to self-quarantine at home, adjusting our facilities janitorial and sanitary policies, encouraging employees to work from home to the extent their job function enables them to do so, staggering the working hours of employees that are unable to perform their duties remotely and reconfiguring our facilities for physical distancing. We have eliminated most of these measures and restrictions imposed by governmental authorities have eased, if conditions worsen, we may need to implement new restrictive measures that could adversely affect our business. These measures have resulted, and any future actions are likely to result, in a disruption to our business.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. . We also plan to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

As a public company, and particularly after we are no longer an emerging growth company, we do and will in the future incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a standalone public company may make it more difficult and more expensive for us to retain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Holders

As of March 1, 2023, there were approximately 25 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a clinical stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Our Phase 1 clinical trial studying agenT-797 in solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab, is currently advancing as a priority program. Encouraging early activity was seen with agenT-797 monotherapy and combination, with reductions in target and non-target lesions or disease stabilization in patients, which was presented at Society of Immunotherapy for Cancer (“SITC”) in 2022. We currently expect to have updated readouts from this clinical trial in 2023. We commenced a Phase 1 clinical trial of agenT-797 for the treatment of multiple myeloma and reported that agenT-797 was tolerable to 1x109 cells/dose and suppressed biomarkers associated with disease progression at SITC in 2022. This POC phase 1 underscores the potential application of INKTs in multiple myeloma and establishes important novel data to support the advancement of our armored BCMA-CAR-INKT program as a potential best in class next generation allogeneic BCMA cell therapy for these patients. Strategic discussions to advance this program are underway.

With the unique circumstances of the COVID-19 pandemic, we commenced a Phase 1 clinical trial of agenT-797 in viral ARDS and reported an encouraging survival benefit of 70%, compared to ~10-22% in an in-hospital control and time-matched data from the CDC. These data were presented at SITC 2022, and we have planned an update from the trial in the first half of 2023 and a formal scientific publication is currently in review. There are currently no approved therapies for ARDS; our data contribute favorably as a potential therapeutic and we plan to externally finance the advancement of agenT-797 in viral ARDS through strategic collaborations. Discussions are underway.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen (“BCMA), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated robust efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at SITC in 2022. These programs are both in preclinical development with investigational new drug application (“IND”) enabling activities underway in 2023.

Our research and development expenses for the years ended December 31, 2022 and 2021 were $23.1 million and $14.0 million, respectively. We have incurred losses since our inception. As of December 31, 2022, we had an accumulated deficit of $110.9 million.

We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Based on our current plans and projections, we believe our year-end cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to monitor our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progress of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources we have the ability to borrow certain funds from our parent company.

Historical Results of Operations

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Research and development (“R&D”) expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 66% to $23.1 million for the year ended December 31, 2022 from $14.0 million for the year ended December 31, 2021. This increase is primarily due to an increase in costs associated with the advancement of our clinical trials, increased preclinical activities and increased personnel costs associated with internalization of our manufacturing activities.

General and administrative (“G&A”) expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 69% to $7.8 million for the year ended December 31, 2022 from $4.6 million for the year ended December 31, 2021. This increase is primarily due to increased personnel costs, including stock-based compensation expense, and increased professional fees, primarily attributable to additional legal, strategy, audit and tax and insurance fees.

Change in fair value of convertible affiliated note

Change in fair value of convertible affiliated note reflects the result of our fair value measurement of our convertible affiliated note issued to Agenus (the “Note”) at the balance sheet date. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2022.

Other income (expense), net

Other income increased $2.5 million for the year ended December 31, 2022, from income of $0.2 million for the year ended December 31, 2021 to income of $2.7 million for the year ended December 31, 2022, due to the recognition of a $2.7 million gain on the partial forgiveness of the advance received under our research and development agreement with the Belgium Walloon Region Government (the “Walloon Region”), in the year ended December 31, 2022.

Interest income (expense), net

Interest income for the year ended December 31, 2022 was $253,000 due to interest earned on our money market funds. Interest expense related to the Note was $2.4 million for the year ended December 31, 2021. In October 2021, in connection with our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2022.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the years ended December 31,
	2022	2021
Payroll and personnel costs	$5,729,235	$3,346,853
Professional fees	11,607,709	6,761,139
Allocated services	1,284,920	1,377,456
Materials and other	4,493,259	2,480,920
Total	$23,115,123	$13,966,368

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $110.9 million as of December 31, 2022. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

Prior to our initial public offering, we had been reliant on Agenus to finance our operations. From our inception through our initial public offering in October 2021, we received funding of $45.5 million from Agenus through the Note. The Note had a $45.5 million principal balance, plus accrued and unpaid interest of $6.8 million. In connection of the completion of our initial public offering, the Note was automatically converted into 5,451,958 shares of our common stock and was not outstanding as of December 31, 2022.

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of December 31, 2022, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,711.91 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.2 million in other current liabilities in our consolidated balance sheet at December 31, 2022 while we continue to evaluate the merits of the Walloon Region’s claim to the amount.

Our cash and cash equivalents balance as of December 31, 2022 was $19.6 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to address our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources we have the ability to borrow certain funds from our parent company.

Net cash used in operating activities for the years ended December 31, 2022 and 2021 was $18.9 million and $12.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MiNK Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MiNK Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 24, 2023

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$19,635,725	$38,888,828
Prepaid expenses	298,667	1,761
Other current assets	470,300	744,321
Total current assets	20,404,692	39,634,910
Equipment, net of accumulated depreciation of $283,682 and $168,605 as of December 31, 2022 and 2021, respectively	1,066,910	606,595
Total assets	$21,471,602	$40,241,505
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable	5,823,000	2,995,645
Accrued liabilities	4,238,555	1,763,688
Other current liabilities	2,621,611	5,760,609
Due to related parties, current	—	5,945,094
Total current liabilities	12,683,166	16,465,036
Other long-term liabilities	108,500	—
Due to related parties	9,081,239	—
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, par value $0.00001 per share, 150,000,000 shares authorized, 33,856,428 and 33,476,523 shares issued and outstanding as of December 31, 2022 and 2021, respectively	339	335
Additional paid-in capital	110,829,900	107,349,265
Accumulated other comprehensive loss	(292,468)	(625,269)
Accumulated deficit	(110,939,074)	(82,947,862)
Total stockholders’ equity (deficit)	(401,303)	23,776,469
Total liabilities and stockholders’ equity (deficit)	$21,471,602	$40,241,505

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$23,115,123	$13,966,368
General and administrative	7,834,155	4,639,928
Change in fair value of convertible affiliated note	—	9,752,295
Operating loss	(30,949,278)	(28,358,591)
Other income (expense), net:
Interest income (expense), net	253,323	(2,431,614)
Gain on extinguishment of debt	—	355,515
Other income, net	2,704,743	221,920
Net loss	(27,991,212)	(30,212,770)
Per common share data:
Basic and diluted net loss per common share	$(0.83)	$(1.16)
Weighted average number of common shares outstanding	33,672,927	26,025,489
Other comprehensive gain (loss)
Foreign currency translation gain	332,801	897,769
Comprehensive loss	$(27,658,411)	$(29,315,001)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2022

	Common Stock			Treasury Stock
	Number of shares	Par Value	Additional Paid-In Capital	Number of shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at December 31, 2020	24,177,315	$242	$383,711	—	$—	$(1,523,038)	$(52,735,092)	$(53,874,177)
Net Loss	—	—	—	—	—	—	(30,212,770)	(30,212,770)
Other comprehensive gain	—	—	—	—	—	897,769	—	897,769
Initial public offering, net of offering costs of approximately $6.2 million	3,833,334	38	39,797,339	—	—	—	—	39,797,377
Conversion of convertible affiliated note	5,451,958	55	65,423,441	—	—	—	—	65,423,496
Option Exercises	41,746	—	150	—	—	—	—	150
Forfeiture of restricted stock	(27,830)	—	(100)	—	—	—	—	(100)
Grant and recognition of stock options	—	—	1,620,461	—	—	—	—	1,620,461
Recognition of parent stock options	—	—	124,263	—	—	—	—	124,263
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	$23,776,469
Net Loss	—	—	—	—	—	—	(27,991,212)	(27,991,212)
Other comprehensive gain	—	—	—	—	—	332,801	—	332,801
Vesting of nonvested shares	60,595	1	(1)	—	—	—	—	—
Option Exercises	258,648	2	1,593	—	—	—	—	1,595
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Grant and recognition of stock options	—	—	3,089,583	—	—	—	—	3,089,583
Recognition of parent stock options	—	—	96,013	—	—	—	—	96,013
Issuance of shares for employee bonuses	125,199	1	293,522	(43,665)	(157,194)	—	—	136,329
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	$(401,303)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(27,991,212)	$(30,212,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121,749	77,960
Share-based compensation	3,026,846	1,744,724
Gain on partial forgiveness of liability	(2,790,809)	—
Gain on extinguishment of debt	—	(355,515)
Interest accrued on convertible affiliated note	—	2,430,067
Change in fair value of convertible affiliated note	—	9,752,295
Changes in operating assets and liabilities:
Prepaid expenses	(296,945)	488,752
Accounts payable	2,660,769	(152,042)
Accrued liabilities and other current liabilities	3,424,921	(72,607)
Other operating assets and liabilities	2,977,838	3,472,019
Net cash used in operating activities	(18,866,843)	(12,827,117)
Cash flows from investing activities:
Purchases of equipment	(250,046)	(248,983)
Net cash used in investing activities	(250,046)	(248,983)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs of approximately $6.2 million	—	39,797,377
Proceeds from issuance of convertible affiliated note	—	9,459,346
Purchase of treasury shares to satisfy tax withholdings	(157,194)	—
Proceeds from option exercises	1,595	150
Net cash (used in) provided by financing activities	(155,599)	49,256,873
Effect of exchange rate changes on cash	19,385	16,899
Net (decrease) increase in cash	(19,253,103)	36,197,672
Cash, beginning of period	38,888,828	2,691,156
Cash, end of period	$19,635,725	$38,888,828
Supplemental cash flow information:
Cash paid for interest	$10,820	$—
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable	$177,680	$—
Insurance financing agreement	444,000	643,000
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	293,523	—
Conversion of convertible affiliated note to common stock, $0.00001 par value	—	65,423,496

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

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of December 31, 2022, had an accumulated deficit of $110.9 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of December 31, 2022 of $19.6 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

Management continually monitors the Company’s liquidity position and adjusts spending as needed in order to preserve liquidity. The Company’s future liquidity needs will be determined primarily by the success of its operations with respect to the progression of the Company’s product candidates and key development and regulatory events in the future. Potential sources of additional funding for the Company include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for the Company’s portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources the Company has the ability to borrow certain funds from its parent company.

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

(d) Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities at acquisition of three months or less to be cash equivalents. Cash equivalents consist primarily of money market funds.

(e) Equipment

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically 4-10 years. Additions are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation expense was $122,000 and $78,000, for the years ended December 31, 2022 and 2021, respectively.

(f) Fair Value Option

Under the Fair Value Option subsection of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company elected to report the convertible affiliated note, as amended, it issued to Agenus (the “Note”) at fair value. The fair value of the Note was determined on a scenario based present value methodology. In connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of December 31, 2022 or 2021.

(g) Fair Value Measurements

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

The Company’s cash and cash equivalents are carried at fair value (a Level 1 measurement), determined according to the fair value hierarchy described above. The carrying values of the Company’s, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities.

(h) Foreign Currency Transactions

Gains and losses from the Company’s foreign currency-based accounts and transactions, such as those resulting from the remeasurement and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). The Company recorded foreign currency losses of $14,000 and $407,000 for the years ended December 31, 2022 and 2021, respectively.

(i) Research and Development

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

(j) Share-Based Compensation

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

(k) Income Taxes

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

(l) Net Loss Per Share

Basic income or loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2022 and 2021, as they would be anti-dilutive:

	2022	2021
Stock options	6,148,447	4,871,822
Nonvested shares	726,163	695,750

(m) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the year ended December 31, 2022 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(3) Cash and Cash Equivalents

Cash equivalents consisted of the following as of as of December 31, 2022 (in thousands):

	December 31, 2022
	Cost	Estimated Fair Value
Institutional money market funds	$18,664	$18,664

(4) Equipment

Equipment, net, consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Equipment	$1,351	$776
Less accumulated depreciation	(284)	(169)
Equipment, net	$1,067	$607

(5) Income Taxes

The Company is subject to taxation in the United States and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2019 through 2022. With few exceptions, the Company is no longer subject to U.S. Federal state, and foreign examinations by tax authorities for the tax year 2018. However, net operating losses from the tax year 2018 would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2022, the Company had available net operating loss carryforwards of $43.4 million and $40.4 million for Federal and state income tax purposes, respectively, which are available to offset future Federal and state taxable income, if any. $43.2 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire in 2037. The Company’s ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code Section 382 and may expire unused. The Company also has foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $14.0 million generated in the United Kingdom, $9.1 million in Belgium and $289,000 in Hong Kong. The potential impacts of these provisions are among the items considered and reflected in the Company’s assessment of its valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code ("IRC") Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $4.2 million as of December 31, 2022.

The tax effect of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below (in thousands).

	December 31,
	2022	2021
Deferred tax assets:
U.S. Federal and state net operating loss carryforwards	$11,411	$12,356
Foreign net operating loss carryforwards	6,224	5,641
Share-based compensation	441	472
Capitalized research expenses	4,154	—
Other	427	162
Total deferred tax assets	22,657	18,631
Less: valuation allowance	(22,657)	(18,631)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. To fully realize the deferred tax asset, the Company will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon the Company’s history of not generating taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for the full value of the deferred tax assets. The valuation allowance on the deferred tax assets increased by $4.0 million and $7.3 million during the years ended December 31, 2022 and 2021, respectively.

Income tax benefit was nil for the years ended December 31, 2022 and 2021. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% in 2022 and 2021 to loss before income taxes as a result of the following (in thousands).

	December 31,
	2022	2021
Computed “expected” Federal tax benefit	$(5,878)	$(6,344)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	4,028	6,404
Uncertain tax positions	—	68
Foreign rate change	(842)	—
Foreign income inclusion	530	—
State and local income benefit, net of Federal income tax benefit	(104)	(1,395)
Change in fair value of convertible affiliated note	—	677
Return-to-provision adjustment	1,393	—
Foreign rate differential	286	88
Permanent differences	348	511
Other, net	239	(9)
Income tax benefit	$—	$—

(6) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Payroll	$1,655	$575
Professional fees	642	531
Research services	1,681	656
Contract manufacturing costs	261	—
Other	—	2
Total	$4,239	$1,764

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

(8) Share-based Compensation Plans

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provided for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, and stock units including restricted stock units for up to approximately 13.9 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2022, no shares remain available for issuance under the 2018 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, for an initial share pool of approximately 6.1 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). The initial share pool will automatically increase on January 1st of each year from 2023 to 2031 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year. In January 2022, the 2021 Plan share pool increased by approximately 1.3 million shares. As of December 31, 2022, there were approximately 7.4 million shares reserved for issuance under the 2021 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees the opportunity to acquire the Company’s common stock in a program designed to comply with Section 423 of the Code. There are approximately 710,000 shares reserved for issuance under the ESPP, plus an automatic annual increase on January 1st of each year from 2023 to 2031 equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of approximately 3.5 million shares in the aggregate.

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms, service conditions, and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the period was estimated on the date of grant using the following weighted average assumptions:

	2022	2021
Expected volatility	81%	67%
Expected term in years	6	6
Risk-free interest rate	1.7%	0.6%
Dividend yield	0%	0%

The expected term of stock options granted is based on historical data and other factors and represents the period of time that stock options are expected to be outstanding prior to exercise. The risk-free interest rate is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

A summary of option activity for 2022 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,871,822	$1.38
Granted	2,080,100	3.09
Exercised	(258,648)	0.01
Forfeited	(285,459)	2.41
Expired	(259,368)	0.56
Outstanding at December 31, 2022	6,148,447	1.97	8.01	$5,749,824
Vested or expected to vest at December 31, 2022	6,148,447	1.97	8.01	$5,749,824
Exercisable at December 31, 2022	3,272,746	$1.13	7.38	$5,348,445

The weighted average grant-date fair values of options granted during the years ended December 31, 2022 and 2021, was $2.20 and $1.76, respectively. During both 2022 and 2021, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of fiscal 2022 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2022 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised during the year ended December 31, 2022, determined on the dates of exercise, was approximately $0.5 million.

As of December 31, 2022, there was $4.8 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 2.5 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for 2022 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	723,580	$2.91
Granted	216,207	$3.19
Vested	(185,794)	$3.28
Forfeited	(27,830)	$0.01
Outstanding at December 31, 2022	726,163	$3.01

As of December 31, 2022, there was $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 0.7 years. The total intrinsic value of shares vested during the year ended December 31, 2022 was $0.6 million.

The Company issues new shares upon option exercises and vesting of non-vested stock. During the years ended December 31, 2022 and 2021, 258,648 shares and 41,746 shares, respectively, were issued as a result of stock option exercises. During the year ended December 31, 2022, 60,595 shares were issued as a result of the vesting of non-vested stock. Additionally, during the year ended December 31, 2022, 125,199 shares were issued as payment for certain employee bonuses, with 43,665 of those shares being withheld to cover taxes, resulting in a net share issuance of 81,534.

Stock based compensation expense also includes expense related to awards granted to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the year ended December 31, 2022 and 2021, was as follows (in thousands):

	2022	2021
Research and development	$435	$200
General and administrative	2,592	1,545
Total share-based compensation expense	$3,027	$1,745

(9) Research and Development Agreement

In December 2018, the Company entered into an agreement with the Belgium Walloon Region Government ("Walloon Region") in which the Walloon Region agreed to provide a grant of €1.3 million and a repayable advance of €8.3 million for the development of one of the Company’s research programs. During 2020, the Company discontinued research efforts related to this program.

Other current liabilities of $2.2 million and $5.3 million as of December 31, 2022 and December 31, 2021, respectively, represent the remaining amount of the advance received.

In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.2 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. The Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, to the $2.2 million repayment that would be due based on the default judgment, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its consolidated statement of operations for the year ended December 31, 2022. The Company continues to evaluate its options relating to the default judgement and the remaining outstanding liability.

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

Effective April 1, 2022, the Company entered into an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) with Agenus, which amended and restated the Intercompany General & Administrative Agreement between the Company and Agenus dated September 10, 2021 (the “Prior Intercompany Agreement”). Under the New Intercompany Agreement, Agenus provides the Company with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and the Company and Agenus provide each other with certain research and development services (the “R&D Services”) and other support services, including legal and regulatory support (the “Shared Services”). The Company is required to pay 10% of Agenus’ costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment will be due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume. The Company is also entitled to use Agenus’ business offices and laboratory space and equipment (inclusive of a cGMP manufacturing suite) in exchange for the Company contributing a proportionate payment for the use of such facilities and equipment, and the Company will be covered by certain Agenus insurance policies, subject to certain conditions, including the Company paying the cost of such coverage. Either party may terminate the New Intercompany Agreement upon 60 days’ prior written notice and individual services upon 30 days’ prior written notice.

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

Allocation of Agenus Services, net, of $2.0 and $2.4 million for the years ended December 31, 2022 and 2021, respectively, is included in Operating expenses in the Company’s statement of operations and comprehensive loss and Due to related parties, of $9.1 million as of December 31, 2022, in the Company’s consolidated balance sheet. During 2023, Agenus agreed not to require repayment of this balance prior to March 31, 2024.

Effective April 12, 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. As of December 31, 2022, the Company had entered into work orders with Atlant totaling approximately $157,000, plus out of pocket expenses which are to pass through to Company at cost. For the year ended December 31, 2022, approximately $106,500 related to these services is included in “Research and development” expense in the Company’s consolidated statements of operations.

The Company's CEO's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company in 2022 and 2021 and continues to do so. In the years ended December 31, 2022 and 2021, the Company paid Wolf Greenfield fees totaling approximately $343,000 and $82,000, respectively. The Company's CEO’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in both years was an insignificant amount of Wolf Greenfield’s annual revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

In accordance with the terms of the Note, interest was computed on the basis of a 360-day year at 8% and accrued but was not payable until converted or paid. The Note was automatically converted, at a rate equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the Company’s common stock sold in the Company’s IPO, into 5,451,958 shares of the Company’s common stock upon completion of the IPO in October 2021, and was not outstanding at December 31, 2022.

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

(12) Fair Value Measurement

The Company measured the Note at fair value. In connection with the Company’s IPO, the Note was automatically converted into 5,451,958 shares of the Company’s common stock and was not outstanding as of December 31, 2021. The impact of the change in the fair value for the year ended December 31, 2021 was $9.8 million.

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

(14) Benefit Plans

The Company’s employees are eligible to participate in the Agenus Inc. 401(k) Savings Plan in the United States and a defined contribution Group Personal Pension Plan in the United Kingdom (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. For the years ended December 31, 2022 and 2021, the Company expensed $131,000 and $86,000, respectively, related to the discretionary contribution to the Plans.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

As a non-accelerated filer and an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

10.1

Intellectual Property Assignment and License Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated September 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.2

Amended and Restated Intercompany Services Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated August 2, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-40908) filed on August 15, 2022 ).

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

10.16+

Executive Employment Agreement between the Registrant and Jennifer Buell, dated March 3, 2022 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

10.17+

Executive Employment Agreement between the Registrant and Marc van Dijk, dated March 2, 2022 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

10.18*	Master Services Agreement between the Registrant and Atlant Clinical Ltd., dated April 12, 2022.

21.1*	Subsidiaries of MiNK Therapeutics, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: March 24, 2023	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer S. Buell, Ph.D.	President, Chief Executive Officer and Director	March 24, 2023
Jennifer S. Buell, Ph.D.	(Principal Executive Officer)

/s/ Christine M. Klaskin	Treasurer (Principal Financial Officer and Principal	March 24, 2023
Christine M. Klaskin	Accounting Officer)

/s/ Garo H. Armen, Ph.D.	Chairman of the Board of Directors	March 24, 2023
Garo H. Armen, Ph.D.

/s/ John Baldoni, Ph.D.	Director	March 24, 2023
John Baldoni, Ph.D.

/s/ Peter Behner	Director	March 24, 2023
Peter Behner

/s/ Brian Corvese	Director	March 24, 2023
Brian Corvese

/s/ Barbara Ryan	Director	March 24, 2023
Barbara Ryan

/s/ Ulf Wiinberg	Director	March 24, 2023
Ulf Wiinberg