Form 10-Q
period 2023-03-31
MiNK Therapeutics, Inc.
filed 2023-05-11
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 34,422,063 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$14,892,050	$19,635,725
Prepaid expenses	309,075	298,667
Other current assets	320,890	470,300
Total current assets	15,522,015	20,404,692
Equipment, net of accumulated depreciation of $332,603 and $283,682 at March 31, 2023 and December 31, 2022, respectively	1,066,743	1,066,910
Total assets	$16,588,758	$21,471,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$6,001,900	$5,823,000
Accrued liabilities	2,753,378	4,238,555
Other current liabilities	2,494,716	2,621,611
Total current liabilities	11,249,994	12,683,166
Other long-term liabilities	94,177	108,500
Due to related parties	9,720,368	9,081,239
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 34,299,441 and 33,856,428 shares issued at March 31, 2023 and December 31, 2022, respectively	343	339
Additional paid-in capital	112,522,794	110,829,900
Accumulated other comprehensive loss	(373,803)	(292,468)
Accumulated deficit	(116,625,115)	(110,939,074)
Total stockholders’ deficit	(4,475,781)	(401,303)
Total liabilities and stockholders’ deficit	$16,588,758	$21,471,602

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$4,193,562	$5,277,335
General and administrative	1,660,534	2,096,954
Operating loss	(5,854,096)	(7,374,289)
Other income (expense), net:
Interest income (expense), net	168,055	(848)
Other income (expense), net	—	(401,964)
Net loss	$(5,686,041)	$(7,777,101)
Per common share data:
Basic and diluted net loss per common share	$(0.17)	$(0.23)
Weighted average number of common shares outstanding	33,966,921	33,504,472
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(81,335)	$522,771
Comprehensive loss	$(5,767,376)	$(7,254,330)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	$23,776,469
Net loss	—	—	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	—	$—	$(102,498)	$(90,724,963)	$17,308,334

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,686,041)	$(7,777,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,686	27,077
Share-based compensation	921,139	785,506
Changes in operating assets and liabilities:
Prepaid expenses	(10,010)	(181,974)
Accounts payable	153,919	642,226
Accrued liabilities and other current liabilities	(549,527)	1,191,631
Other operating assets and liabilities	758,424	1,116,150
Net cash used in operating activities	(4,366,410)	(4,196,485)
Cash flows from investing activities:
Purchases of plant and equipment	(13,500)	—
Net cash used in investing activities	(13,500)	—
Cash flows from financing activities:
Proceeds from employee stock purchases and option exercises	45,496	689
Purchase of treasury shares to satisfy tax withholdings	(379,921)	—
Net cash provided by (used in) financing activities	(334,425)	689
Effect of exchange rate changes on cash	(29,340)	(4,586)
Net decrease in cash and cash equivalents	(4,743,675)	(4,200,382)
Cash and cash equivalents, beginning of period	19,635,725	38,888,828
Cash and cash equivalents, end of period	$14,892,050	$34,688,446
Supplemental cash flow information:
Cash paid for interest	$9,961	$1,550
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$23,042	$91,928
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	726,263	—

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

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of March 31, 2023, had an accumulated deficit of $116.6 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of March 31, 2023 of $14.9 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

Management continually monitors the Company’s liquidity position and adjusts spending as needed in order to preserve liquidity. The Company’s future liquidity needs will be determined primarily by the success of its operations with respect to the progression of the Company’s product candidates and key development and regulatory events in the future. Potential sources of additional funding for the Company include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for the Company’s portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan the Company certain funds to finance its operations.

MiNK’s product candidates are in various stages of development and additional expenditures will be required if the Company starts new trials, encounters delays in its programs, applies for regulatory approvals, continues development of its technologies, expands its operations, and/or brings its product candidates to market. The eventual total cost of each clinical trial is dependent on a number of factors such as trial design, length of the trial, number of clinical sites, and number of patients. The process of obtaining and maintaining regulatory approvals for new therapeutic products is lengthy, expensive, and uncertain. Because all of the Company’s programs are at an early stage of clinical development, the Company is unable to reliably estimate the cost of completing its research and development programs or the timing for bringing such programs to various markets or substantial partnering or out-licensing arrangements, and, therefore, when, if ever, material cash inflows are likely to commence.

(2) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 24, 2023. Since the date of those financial statements there have been no changes to the Company’s significant accounting policies.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2023 and 2022, as they would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	6,720,366	6,847,531
Non-vested shares	885,756	848,779

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$13,565	$13,565	$18,664	$18,664

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Payroll	$884	$1,655
Professional fees	354	642
Research services	895	1,681
Contract manufacturing costs	620	261
Total	$2,753	$4,239

Other current liabilities of $2.3 million and $2.2 million as of March 31, 2023 and December 31, 2022, respectively, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. The Company continues to evaluate its options relating to the default judgement and the outstanding liability.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three-month period ended March 31, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,148,447	$1.97
Granted	648,373	2.31
Exercised	(61,844)	0.01
Forfeited	—	—
Expired	(14,610)	3.03
Outstanding at March 31, 2023	6,720,366	$2.02	7.97	$4,047,686
Vested or expected to vest at March 31, 2023	6,720,366	$2.02	7.97	$4,047,686
Exercisable at March 31, 2023	3,594,127	$1.23	7.22	$4,027,006

The weighted average grant-date fair values of options granted during the three months ended March 31, 2023 and 2022 were $1.74 and $2.15, respectively. During the three months ended March 31, 2023 and 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of March 31, 2023, there was $5.4 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 2.5 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the three-month period ended March 31, 2023 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	726,163	$3.01
Granted	666,810	2.30
Vested	(507,217)	2.34
Forfeited	—	—
Outstanding at March 31, 2023	885,756	$2.87

As of March 31, 2023, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 0.6 years.

During the three months ended March 31, 2023, 37,711 shares were issued under the 2021 Employee Stock Purchase Plan, 61,844 shares were issued as a result of stock option exercises and 30,413 shares were issued as a result of the vesting of non-vested stock. Additionally, 476,804 shares were issued as payment for certain employee bonuses, with 163,759 of those shares being withheld to cover taxes, resulting in a net share issuance of 313,045.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$141	$118
General and administrative	780	668
Total share-based compensation expense	$921	$786

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

In September 2021, the Company entered into an Intellectual Property Assignment and License Agreement with Agenus (the “New Assignment and License Agreement”), upon which the prior intercompany agreement between Agenus and MiNK was terminated. Pursuant to the New Assignment and License Agreement, Agenus assigned to the Company certain patent rights and know-how related to its iNKT cell platform, product candidates and other patents and know-how related to its business. In addition to the patent rights assigned to the Company by Agenus, the Company also received an exclusive, royalty-free, sublicensable license to research, develop, manufacture and commercialize certain licensed technology in the field. The New Assignment and License Agreement further provides for the Company to grant Agenus a field-limited, non-exclusive, royalty-free license under the assigned patent rights, subject to MiNK’s discretion and provided such access would not reasonably result in a disruption of planned MiNK activities. Agenus has also agreed to provide the Company with Agenus’ biological material upon written request in order for the Company to use such material in its development activities of a combination therapy. Agenus may withhold the transfer of biological material, including, but not limited to, checkpoint modulating antibodies, for various reasons, including if such transfer would reasonably result in a disruption of planned Agenus activities. For any materials Agenus does share with the Company, the parties have agreed to enter into a separate agreement governing the transfer and providing for joint ownership of the data. Agenus has agreed that during the full term of the New Assignment and License Agreement, and for three years thereafter, it will not develop, manufacture or commercialize an iNKT cell therapy, directly or indirectly by transferring such technology. The Company may terminate the New Assignment and License Agreement without cause upon 90 days’ prior written notice to Agenus. Either party may terminate if there has been a material breach which has not been cured within 90 days (or 45 days for breach of payment obligations) of receiving such notice.

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

Allocation of Agenus services, net of approximately $306,000 and $856,000 for the three months ended March 31, 2023 and 2022, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $9.7 million as of March 31, 2023, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance prior to June 30, 2024.

In January 2023, the Company's CEO ("Dr. Buell"), became an employee of Agenus in the role of Chairman of the Executive Counsel. As an employee of Agenus, Dr. Buell is paid $150,000 annually and was granted an option to acquire 750,000 shares of Agenus common stock that vest over a period of four years.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2022 and 2023. As of March 31, 2023, the Company had entered into work orders with Atlant totaling approximately $157,000, plus out of pocket expenses which are to pass through to Company at cost. For the three months ended March 31, 2023, approximately $22,000, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the quarter ended March 31, 2023, and continues to do so. For the three months ended March 31, 2023, the Company expensed Wolf Greenfield fees totaling approximately $38,000. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(9) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the three months ended March 31, 2023 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. iNKTs are a potent class of immune cells and serve as master regulators of immune response, possessing the killing power of NK cells and the memory of T-cells. Our proprietary manufacturing platform allows these cells to be infused in billion-fold numbers, arming the immune system against cancer and other life-threatening diseases. We have established and launched in-house iNKT cell manufacturing and product release capacity to supply more than 5,000 doses per year through an FDA-cleared scalable, fully closed, and automatic process. Our Phase 1 clinical trial studying agenT-797 in solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab, is currently advancing as a priority program. Encouraging activity was seen with agenT-797 monotherapy and combination, with durable responses and disease stabilization in patients, which was presented at the American Association for Cancer Research ("AACR") in 2023.

AgenT-797 showed clinical benefit and tolerable safety across a range of heavily pre-treated solid tumors, including non-small cell lung cancer ("NSCLC"), testicular cancer, and gastric cancer in a Phase 1 clinical trial (AACR 2023). A partial response was achieved in a metastatic gastric cancer patient treated with agenT-797 in combination with nivolumab, which was ongoing at 9 months. This patient previously had no response to anti-PD-1 therapy and standard of care chemotherapy. A tolerable safety profile seen with the cells alone and in combination with PD-1, up to a billion cells, with no neurotoxicity, dose-limiting toxicities, or severe cytokine release syndrome (> grade 3). We will further evaluate these signals through a phase 1/2 expansion trial in combination with standard of care agents (pembrolizumab/nivolumab) with or without botensilimab (Agenus’ multifunctional anti-CTLA-4) in relapsed/refractory gastric cancer.

With the unique circumstances of the COVID-19 pandemic, we commenced a Phase 1 clinical trial of agenT-797 in viral acute respiratory distress syndrome ("ARDS") and reported an encouraging survival benefit of 70%, compared to ~10-22% in an in-hospital control and time-matched data from the Centers for Disease Control and Prevention. These data were presented at Society of Immunotherapy for Cancer ("SITC") 2022, and an update from the trial will be presented at the American Thoracic Society International Conference in May 2023. There are currently no approved therapies for ARDS; our data contribute favorably as a potential therapeutic and we plan to advance agenT-797 in viral ARDS through strategic collaborations and non-dilutive external financing. Discussions are underway.

In addition, we completed a Phase 1 clinical trial of agenT-797 for the treatment of multiple myeloma and reported at SITC in 2022 that agenT-797 was tolerable to a billion cells/dose and suppressed biomarkers associated with disease progression. This proof of concept phase 1 underscores the potential application of INKT cells in multiple myeloma and we believe supports the advancement of our armored B cell maturation antigen ("BCMA")-CAR-INKT program as a potential best in class next generation allogeneic BCMA cell therapy for these patients. Strategic discussions to advance this program are underway.

We are also advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT and (2) MiNK-413, an IL-15 armored CAR-iNKT program targeting BCMA program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at SITC in 2022. These programs are both in preclinical development with investigational new drug application enabling activities underway in 2023.

Our research and development (“R&D”) expenses for the three months ended March 31, 2023 and 2022 were $4.2 million and $5.3 million, respectively. We have incurred losses since our inception. As of March 31, 2023, we had an accumulated deficit of $116.6 million.

We expect to continue to incur operating losses and negative cash flows for the foreseeable future. Based on our current plans and projections, we believe our quarter-end cash and cash equivalents balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Management continues to monitor our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progress of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources, our parent company has indicated a willingness to loan certain funds to us to finance our operations.

Historical Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 21% to $4.2 million for the three months ended March 31, 2023 from $5.3 million for the three months ended March 31, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 21% to $1.7 million for the three months ended March 31, 2023 from $2.1 million for the three months ended March 31, 2022. This decrease is primarily due to decreased professional fees, primarily attributable decreased legal, strategy, audit and tax and insurance fees, and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs, including stock-based compensation expense, associated with increased headcount.

Interest income (expense), net

Interest income for the three months ended March 31, 2023 was $168,000 due to interest earned on our money market funds. Interest expense for the three months ended March 31, 2022 was de minimis.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the three months ended March 31,	For the years ended December 31,
	2023	2022	2021
Payroll and personnel costs	$1,707,112	$5,729,235	$3,346,853
Professional fees	1,191,174	11,607,709	6,761,139
Allocated services	165,444	1,284,920	1,377,456
Materials and other	1,129,832	4,493,259	2,480,920
Total	$4,193,562	$23,115,123	$13,966,368

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $116.6 million as of March 31, 2023. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of March 31, 2023, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at March 31, 2023 while we continue to evaluate the merits of the Walloon Region’s claim to the amount.

Our cash and cash equivalents balance as of March 31, 2023 was $14.9 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Management continues to address our liquidity position and will adjust spending as needed in order to preserve liquidity. Our future liquidity needs will be determined primarily by the success of our operations with respect to the progression of our product candidates and key development and regulatory events in the future. Potential sources of additional funding include: (1) pursuing collaboration, out-licensing and/or partnering opportunities for our portfolio programs and product candidates with one or more third parties, (2) securing debt financing and/or (3) selling equity securities. If additional funding is not obtained through these sources, our parent company has indicated a willingness to loan certain funds to us to finance our operations.

Net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $4.4 million and $4.2 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K.

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

As of March 31, 2023, we had used approximately $24.9 million of the net proceeds from our initial public offering for the development of agenT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

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

MiNK Therapeutics, Inc.

Date: May 11, 2023	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)