Form 10-Q
period 2023-06-30
MiNK Therapeutics, Inc.
filed 2023-08-10
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 34,508,336 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$10,622,186	$19,635,725
Prepaid expenses	265,847	298,667
Other current assets	166,026	470,300
Total current assets	11,054,059	20,404,692
Equipment, net of accumulated depreciation of $385,632 and $283,682 at June 30, 2023 and December 31, 2022, respectively	1,057,864	1,066,910
Total assets	$12,111,923	$21,471,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$4,885,638	$5,823,000
Accrued liabilities	4,249,691	4,238,555
Other current liabilities	2,329,480	2,621,611
Total current liabilities	11,464,809	12,683,166
Other long-term liabilities	79,342	108,500
Due to related parties	10,063,136	9,081,239
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 34,462,679 and 33,856,428 shares issued at June 30, 2023 and December 31, 2022, respectively	345	339
Additional paid-in capital	113,728,172	110,829,900
Accumulated other comprehensive loss	(401,811)	(292,468)
Accumulated deficit	(122,822,070)	(110,939,074)
Total stockholders’ deficit	(9,495,364)	(401,303)
Total liabilities and stockholders’ deficit	$12,111,923	$21,471,602

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$4,558,430	$5,876,092	$8,751,992	$11,153,427
General and administrative	1,784,914	1,822,339	3,445,448	3,919,293
Operating loss	(6,343,344)	(7,698,431)	(12,197,440)	(15,072,720)
Other income, net:
Interest income, net	146,389	26,377	314,444	25,529
Other income, net	—	1,559,312	—	1,157,348
Net loss	$(6,196,955)	$(6,112,742)	$(11,882,996)	$(13,889,843)
Per common share data:
Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.35)	$(0.41)
Weighted average number of common shares outstanding	34,409,064	33,619,449	34,189,214	33,562,278
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(28,008)	$1,399,686	$(109,343)	$1,922,457
Comprehensive loss	$(6,224,963)	$(4,713,056)	$(11,992,339)	$(11,967,386)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)
Net loss	—	—	—	—	—	—	(6,196,955)	(6,196,955)
Other comprehensive income	—	—	—	—	—	(28,008)	—	(28,008)
Grant and recognition of stock options	—	—	864,918	—	—	—	—	864,918
Recognition of parent stock options	—	—	33,347	—	—	—	—	33,347
Option exercises	32,211	—	22,020	—	—	—	—	22,020
Vesting of nonvested shares	46,313	1	(1)	—	—	—	—	—
Share retirement	(192)	—	—	—	—	—	—	—
Issuance of shares for employee bonuses	127,026	1	285,094	(42,120)	(97,718)	—	—	187,377
Retirement of treasury shares	(42,120)	—	—	42,120	97,718	—	—	97,718
Balance at June 30, 2023	34,462,679	$345	$113,728,172	—	$—	$(401,811)	$(122,822,070)	$(9,495,364)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	$23,776,469
Net loss	—	—	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	—	$—	$(102,498)	$(90,724,963)	$17,308,334
Net loss	—	—	—	—	—	—	(6,112,742)	(6,112,742)
Other comprehensive income	—	—	—	—	—	1,399,686	—	1,399,686
Grant and recognition of stock options	—	—	796,924	—	—	—	—	796,924
Recognition of parent stock options	—	—	3,886	—	—	—	—	3,886
Option exercises	48,118	—	301	—	—	—	—	301
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Issuance of shares for employee bonuses	125,199	1	293,523	(43,665)	(157,194)	—	—	136,330
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at June 30, 2022	33,669,694	$337	$109,230,018	—	$—	$1,297,188	$(96,837,705)	$13,689,838

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,882,996)	$(13,889,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,592	55,386
Share-based compensation	1,819,404	1,586,316
Gain on forgiveness of liability	(266,780)	(2,790,809)
Changes in operating assets and liabilities:
Prepaid expenses	33,151	(102,694)
Accounts payable	(965,909)	1,610,291
Accrued liabilities and other current liabilities	1,151,422	1,558,953
Other operating assets and liabilities	1,496,682	3,150,815
Net cash used in operating activities	(8,517,434)	(8,821,585)
Cash flows from investing activities:
Purchases of plant and equipment	(50,518)	(62,413)
Net cash used in investing activities	(50,518)	(62,413)
Cash flows from financing activities:
Proceeds from employee stock purchases and option exercises	67,516	990
Purchase of treasury shares to satisfy tax withholdings	(477,639)	(157,194)
Net cash used in financing activities	(410,123)	(156,204)
Effect of exchange rate changes on cash	(35,464)	(1,711)
Net decrease in cash and cash equivalents	(9,013,539)	(9,041,913)
Cash and cash equivalents, beginning of period	19,635,725	38,888,828
Cash and cash equivalents, end of period	$10,622,186	$29,846,915
Supplemental cash flow information:
Cash paid for interest	$16,825	$1,550
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$23,042	$200,553
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	1,011,358	293,524

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

Since inception, in 2017, until the completion of the Company’s initial public offering (“IPO”), the Company financed its operations primarily through funding from Agenus Inc. (“Agenus”), its parent company. The Company has incurred losses since inception and, as of June 30, 2023, had an accumulated deficit of $122.8 million. MiNK expects to continue incurring operating losses and negative cash flows for the foreseeable future. Based on the Company’s current plans and projections, MiNK believes its cash and cash equivalents balance as of June 30, 2023 of $10.6 million will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2023 and 2022, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2023	2022
Stock options	6,834,743	6,397,673
Non-vested shares	756,517	695,750

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$10,218	$10,218	$18,664	$18,664

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Payroll	$791	$1,655
Professional fees	560	642
Research services	1,000	1,681
Contract manufacturing costs	1,885	261
Other	14	—
Total	$4,250	$4,239

Other current liabilities of $2.3 million and $2.2 million as of June 30, 2023 and December 31, 2022, respectively, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. In the period ended June 30, 2022, the Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its condensed consolidated statement of operations.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six-month period ended June 30, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,148,447	$1.97
Granted	797,278	2.26
Exercised	(94,055)	0.24
Forfeited	(2,317)	2.30
Expired	(14,610)	3.03
Outstanding at June 30, 2023	6,834,743	$2.03	7.78	$4,471,267
Vested or expected to vest at June 30, 2023	6,834,743	$2.03	7.78	$4,471,267
Exercisable at June 30, 2023	3,755,388	$1.32	7.02	$4,432,232

The weighted average grant-date fair values of options granted during the six months ended June 30, 2023 and 2022 were $1.70 and $2.15, respectively. During the six months ended June 30, 2023 and 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of June 30, 2023, there was $4.6 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 2.3 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the six-month period ended June 30, 2023 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	726,163	$3.01
Granted	710,910	2.27
Vested	(680,556)	2.32
Forfeited	—	—
Outstanding at June 30, 2023	756,517	$2.94

As of June 30, 2023, there was $0.3 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 0.4 years.

During the six months ended June 30, 2023, 37,711 shares were issued under the 2021 Employee Stock Purchase Plan, 94,055 shares were issued as a result of stock option exercises and 76,726 shares were issued as a result of the vesting of non-vested stock. Additionally, 603,830 shares were issued as payment for certain employee bonuses, with 205,879 of those shares being withheld to cover taxes, resulting in a net share issuance of 397,951.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and six months ended June 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$141	$126	$282	$245
General and administrative	757	675	1,537	1,341
Total share-based compensation expense	$898	$801	$1,819	$1,586

(7) Related Party Transactions

Until the completion of its IPO, the Company relied on Agenus for all of its working capital requirements. For the periods presented, certain of the Company’s operations were fully integrated with Agenus, including, but not limited to, corporate functions such as finance, human resources, information technology and certain legal functions. The Company’s consolidated financial statements reflect all costs of doing business related to these operations.

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

Allocation of Agenus services, net of approximately $290,000 and $470,000 for the three months ended June 30, 2023 and 2022, respectively, and $596,000 and $1.3 million for the six months ended June 30, 2023 and 2022, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $10.1 million as of June 30, 2023, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance prior to September 30, 2024.

In January 2023, the Company's CEO ("Dr. Buell"), became an employee of Agenus in the role of Chairman of the Executive Counsel. As an employee of Agenus, Dr. Buell is paid $150,000 annually and was granted an option to acquire 750,000 shares of Agenus common stock that vest over a period of four years.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2023. As of June 30, 2023, the Company had entered into work orders with Atlant totaling approximately $157,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and six months ended June 30, 2023, approximately $13,700 and $21,700, respectively, and for the three and six months ended June 30, 2022, approximately $37,000, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the period ended June 30, 2023, and continues to do so. For the three and six months ended June 30, 2023, the Company expensed Wolf Greenfield fees totaling approximately $58,000 and $97,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(9) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the six months ended June 30, 2023 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

AgenT-797 showed clinical benefit and tolerable safety across a range of heavily pre-treated solid tumors, including non-small cell lung cancer ("NSCLC"), testicular cancer, and gastric cancer in a Phase 1 clinical trial (AACR 2023). A partial response was achieved in a metastatic gastric cancer patient treated with agenT-797 in combination with nivolumab, which was ongoing at 10 months. This patient previously had no response to anti-PD-1 therapy and standard of care chemotherapy. We also observed durable disease stabilization in cancers refractory to all prior therapies, including pembrolizumab and nivolumab, including but not limited to NSCLC, testicular cancer, and others. A tolerable safety profile seen with the cells alone and in combination with PD-1, up to a billion cells, with no neurotoxicity, dose-limiting toxicities, or severe cytokine release syndrome (> grade 3). We will further evaluate these signals through a randomized phase 1/2 expansion trial in combination with standard of care chemotherapy, immune- therapy (pembrolizumab/nivolumab) with or without botensilimab (Agenus’ multifunctional anti-CTLA-4) in relapsed/refractory gastric cancer.

Most recently, we reported updated data from our Phase 1 clinical trial of agenT-797 in viral acute respiratory distress syndrome ("ARDS") at the American Thoracic Society International Conference. We reported an encouraging survival benefit of 75%, compared to ~10-22% in an in-hospital control and time-matched data from the Centers for Disease Control and Prevention. Notably, in addition to a survival benefit, we reported observations that agenT-797 improved lung function and significantly reduced inflammation and secondary infections in the population. There are currently no approved therapies for ARDS and secondary infections are a significant contributor to comorbidity and death in the ICU; our data contribute favorably as a potential therapeutic and we plan to advance agenT-797 in viral ARDS through strategic collaborations and non-dilutive external financing. Discussions are underway.

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

We are also advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT and (2) MiNK-413, an IL-15 armored CAR-iNKT program targeting BCMA program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at SITC in 2022 with more recent translational data presented at the American Society of Cell and Gene Therapy Conference in 2023. Investigational new drug ("IND") enabling activities are underway with an IND application on track for 2024.

Our research and development (“R&D”) expenses for the six months ended June 30, 2023 and 2022 were $8.8 million and $11.2 million, respectively. We have incurred losses since our inception. As of June 30, 2023, we had an accumulated deficit of $122.8 million.

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

Historical Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 22% to $4.6 million for the three months ended June 30, 2023 from $5.9 million for the three months ended June 30, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense was $1.8 million for both the three months ended June 30, 2023 and 2022.

Interest income, net

Interest income increased $120,000 for the three months ended June 30, 2023, from income of $26,000 for the three months ended June 30, 2022 to income of $146,000 for the three months ended June 30, 2023, primarily due to increased interest earned on our money market funds.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 22% to $8.8 million for the six months ended June 30, 2023 from $11.2 million for the six months ended June 30, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 12% to $3.4 million for the six months ended June 30, 2023 from $3.9 million for the six months ended June 30, 2022. This decrease is primarily due to decreased professional fees, primarily attributable decreased legal, insurance and consulting fees, and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs, including stock-based compensation expense, associated with increased headcount.

Interest income, net

Interest income increased $289,000 for the six months ended June 30, 2023, from income of $26,000 for the six months ended June 30, 2022 to income of $314,000 for the six months ended June 30, 2023, primarily due to increased interest earned on our money market funds.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the six months ended June 30,	For the years ended December 31,
	2023	2022	2021
Payroll and personnel costs	$3,417,905	$5,729,235	$3,346,853
Professional fees	3,546,438	11,607,709	6,761,139
Allocated services	317,007	1,284,920	1,377,456
Materials and other	1,470,642	4,493,259	2,480,920
Total	$8,751,992	$23,115,123	$13,966,368

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $122.8 million as of June 30, 2023. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of June 30, 2023, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at June 30, 2023.

Our cash and cash equivalents balance as of June 30, 2023 was $10.6 million. Based on our current plans and projections we believe this cash balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $8.5 million and $8.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, our csh runway and anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates (and we have been a public company for at least 12 months and have filed one annual report on Form 10-K) or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, we had used approximately $29.2 million of the net proceeds from our initial public offering for the development of agenT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

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

MiNK Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)