Form 10-Q
period 2023-09-30
MiNK Therapeutics, Inc.
filed 2023-11-14
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 34,519,540 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$6,398,854	$19,635,725
Prepaid expenses	41,959	298,667
Other current assets	29,341	470,300
Total current assets	6,470,154	20,404,692
Equipment, net of accumulated depreciation of $432,507 and $283,682 at September 30, 2023 and December 31, 2022, respectively	991,458	1,066,910
Total assets	$7,461,612	$21,471,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$4,280,894	$5,823,000
Accrued liabilities	3,846,753	4,238,555
Other current liabilities	2,266,408	2,621,611
Total current liabilities	10,394,055	12,683,166
Other long-term liabilities	63,980	108,500
Due to related parties	10,584,370	9,081,239
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 34,519,540 and 33,856,428 shares issued at September 30, 2023 and December 31, 2022, respectively	345	339
Additional paid-in capital	114,670,386	110,829,900
Accumulated other comprehensive loss	(313,188)	(292,468)
Accumulated deficit	(127,938,336)	(110,939,074)
Total stockholders’ deficit	(13,580,793)	(401,303)
Total liabilities and stockholders’ deficit	$7,461,612	$21,471,602

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$3,427,373	$6,149,778	$12,179,365	$17,303,205
General and administrative	1,796,188	1,837,571	5,241,636	5,756,864
Operating loss	(5,223,561)	(7,987,349)	(17,421,001)	(23,060,069)
Other income, net:
Interest income, net	107,287	92,960	421,731	118,488
Other income, net	8	1,562,759	8	2,720,108
Net loss	$(5,116,266)	$(6,331,630)	$(16,999,262)	$(20,221,473)
Per common share data:
Basic and diluted net loss per common share	$(0.15)	$(0.19)	$(0.50)	$(0.60)
Weighted average number of common shares outstanding	34,497,595	33,757,164	34,293,137	33,627,954
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$88,623	$(1,375,464)	$(20,720)	$546,993
Comprehensive loss	$(5,027,643)	$(7,707,094)	$(17,019,982)	$(19,674,480)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)
Net loss	—	—	—	—	—	—	(6,196,955)	(6,196,955)
Other comprehensive loss	—	—	—	—	—	(28,008)	—	(28,008)
Grant and recognition of stock options	—	—	864,918	—	—	—	—	864,918
Recognition of parent stock options	—	—	33,347	—	—	—	—	33,347
Option exercises	32,211	—	22,020	—	—	—	—	22,020
Vesting of nonvested shares	46,313	1	(1)	—	—	—	—	—
Share retirement	(192)	—	—	—	—	—	—	—
Issuance of shares for employee bonuses	127,026	1	285,094	(42,120)	(97,718)	—	—	187,377
Retirement of treasury shares	(42,120)	—	—	42,120	97,718	—	—	97,718
Balance at June 30, 2023	34,462,679	$345	$113,728,172	—	$—	$(401,811)	$(122,822,070)	$(9,495,364)
Net loss	—	—	—	—	—	—	(5,116,266)	(5,116,266)
Other comprehensive income	—	—	—	—	—	88,623	—	88,623
Grant and recognition of stock options	—	—	906,150	—	—	—	—	906,150
Recognition of parent stock options	—	—	33,114	—	—	—	—	33,114
Exercise of stock options and employee share purchases	12,761	—	2,950	—	—	—	—	2,950
Vesting of nonvested shares	44,100	—	—	—	—	—	—	—
Balance at September 30, 2023	34,519,540	$345	$114,670,386	—	$—	$(313,188)	$(127,938,336)	$(13,580,793)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	$23,776,469
Net loss	—	—	—	—	—	—	(7,777,101)	(7,777,101)
Other comprehensive income	—	—	—	—	—	522,771	—	522,771
Option exercises	84,391	1	688	—	—	—	—	689
Grant and recognition of stock options	—	—	741,773	—	—	—	—	741,773
Recognition of parent stock options	—	—	43,733	—	—	—	—	43,733
Balance at March 31, 2022	33,560,914	$336	$108,135,459	—	$—	$(102,498)	$(90,724,963)	$17,308,334
Net loss	—	—	—	—	—	—	(6,112,742)	(6,112,742)
Other comprehensive income	—	—	—	—	—	1,399,686	—	1,399,686
Grant and recognition of stock options	—	—	796,924	—	—	—	—	796,924
Recognition of parent stock options	—	—	3,886	—	—	—	—	3,886
Option exercises	48,118	—	301	—	—	—	—	301
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Issuance of shares for employee bonuses	125,199	1	293,523	(43,665)	(157,194)	—	—	136,330
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at June 30, 2022	33,669,694	$337	$109,230,018	—	$—	$1,297,188	$(96,837,705)	$13,689,838
Net loss	—	—	—	—	—	—	(6,331,630)	(6,331,630)
Other comprehensive loss	—	—	—	—	—	(1,375,464)	—	(1,375,464)
Grant and recognition of stock options	—	—	745,880	—	—	—	—	745,880
Recognition of parent stock options	—	—	27,019	—	—	—	—	27,019
Option exercises	116,235	1	493	—	—	—	—	494
Balance at September 30, 2022	33,785,929	$338	$110,003,410	—	$—	$(78,276)	$(103,169,335)	$6,756,137

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(16,999,262)	$(20,221,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151,045	83,816
Share-based compensation	2,758,668	2,359,215
Gain on forgiveness of liability	(266,780)	(2,790,809)
Changes in operating assets and liabilities:
Prepaid expenses	256,668	(261,203)
Accounts payable	(1,544,216)	2,090,462
Accrued liabilities and other current liabilities	760,583	1,562,717
Other operating assets and liabilities	2,156,714	2,740,954
Net cash used in operating activities	(12,726,580)	(14,436,321)
Cash flows from investing activities:
Purchases of plant and equipment	(73,561)	(122,208)
Net cash used in investing activities	(73,561)	(122,208)
Cash flows from financing activities:
Proceeds from employee stock purchases and option exercises	70,466	1,484
Purchase of treasury shares to satisfy tax withholdings	(477,637)	(157,194)
Net cash used in financing activities	(407,171)	(155,710)
Effect of exchange rate changes on cash	(29,559)	(16,002)
Net decrease in cash and cash equivalents	(13,236,871)	(14,730,241)
Cash and cash equivalents, beginning of period	19,635,725	38,888,828
Cash and cash equivalents, end of period	$6,398,854	$24,158,587
Supplemental cash flow information:
Cash paid for interest	$21,439	$2,546
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$119,629
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	1,011,358	293,524

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of September 30, 2023, MiNK had an accumulated deficit of $127.9 million and cash and cash equivalents of $6.4 million.

MiNK believes that its cash and cash equivalents balance and additional planned funding from its parent, Agenus Inc. (“Agenus”), or a third party will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the additional funding is influenced by external uncertainties, in accordance with the relevant accounting guidance, the Company is required to disclose substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors MiNK's liquidity position and adjusts spending as needed in order to preserve liquidity. Potential sources of additional funding for the Company include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for the Company's portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants and collaborations to strengthen the Company's balance sheet, and (3) potential of equity or debt financing options. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan MiNK certain funds to finance its operations.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2023 and 2022, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Stock options	6,771,190	6,240,374
Non-vested shares	766,786	756,345

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$5,830	$5,830	$18,664	$18,664

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Payroll	$1,138	$1,655
Professional fees	496	642
Research services	327	1,681
Contract manufacturing costs	1,884	261
Other	2	—
Total	$3,847	$4,239

Other current liabilities of $2.2 million as of both September 30, 2023 and December 31, 2022, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.2 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. In the period ended September 30, 2022, the Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its condensed consolidated statement of operations.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the nine-month period ended September 30, 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,148,447	$1.97
Granted	802,535	2.26
Exercised	(105,187)	0.22
Forfeited	(59,995)	2.98
Expired	(14,610)	3.03
Outstanding at September 30, 2023	6,771,190	$2.02	7.52	$2,303,085
Vested or expected to vest at September 30, 2023	6,771,190	$2.02	7.52	$2,303,085
Exercisable at September 30, 2023	3,891,563	$1.39	6.79	$2,303,085

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2023 and 2022 were $1.79 and $2.15, respectively. During the nine months ended September 30, 2023 and 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of September 30, 2023, there was $4.2 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 2.0 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the nine-month period ended September 30, 2023 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	726,163	$3.01
Granted	765,279	2.06
Vested	(724,656)	2.16
Forfeited	—	—
Outstanding at September 30, 2023	766,786	$2.88

As of September 30, 2023, there was $33,000 of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 1.5 years.

During the nine months ended September 30, 2023, 39,340 shares were issued under the 2021 Employee Stock Purchase Plan, 105,187 shares were issued as a result of stock option exercises and 120,826 shares were issued as a result of the vesting of non-vested stock. Additionally, 603,830 shares were issued as payment for certain employee bonuses, with 205,879 of those shares being withheld to cover taxes, resulting in a net share issuance of 397,951.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and nine months ended September 30, 2023 and 2022, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$105	$98	$387	$343
General and administrative	834	675	2,372	2,016
Total share-based compensation expense	$939	$773	$2,759	$2,359

(7) Related Party Transactions

Until the completion of its Initial Public Offering (“IPO”), the Company relied on Agenus for all of its working capital requirements. For the periods presented, certain of the Company’s operations were fully integrated with Agenus, including, but not limited to, corporate functions such as finance, human resources, information technology and certain legal functions. The Company’s consolidated financial statements reflect all costs of doing business related to these operations.

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

Allocation of Agenus services, net of approximately $236,000 and $328,000 for the three months ended September 30, 2023 and 2022, respectively, and $832,000 and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $10.6 million as of September 30, 2023, in the Company’s condensed consolidated balance sheet. For the nine months ended September 30, 2023, "Operating expenses" also includes the forgiveness of a $267,000 related party liability. Agenus has agreed to not require repayment of the related party balance prior to December 31, 2024.

In January 2023, the Company's CEO (“Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Counsel. As an employee of Agenus, Dr. Buell is paid $150,000 annually and was granted an option to acquire 750,000 shares of Agenus common stock that vest over a period of four years.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2023. As of September 30, 2023, the Company had entered into work orders with Atlant totaling approximately $157,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and nine months ended September 30, 2023, approximately $4,000 and $26,000, respectively, and for the three and nine months ended September 30, 2022, approximately $27,400 and $64,700, respectively, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the period ended September 30, 2023, and continues to do so. For the three and nine months ended September 30, 2023, the Company expensed Wolf Greenfield fees totaling approximately $58,000 and $155,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(9) Recent Accounting Pronouncements

No new accounting pronouncement issued or effective during the nine months ended September 30, 2023 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. iNKTs are a potent class of immune cells and serve as master regulators of immune response, possessing the killing power of NK cells and the memory of T-cells. Our proprietary manufacturing platform allows these cells to be infused in billion-fold numbers, arming the immune system against cancer and other life-threatening diseases. We have established and launched in-house iNKT cell manufacturing and product release capacity to supply more than 5,000 doses per year through a U.S. Food and Drug Administration (“FDA”)-cleared scalable, fully closed, and automatic process. Our Phase 1 clinical trial studying agenT-797 in solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab, is currently advancing as a priority program. Encouraging activity was seen with agenT-797 monotherapy and combination, with durable responses and disease stabilization in patients, which was presented at the American Association for Cancer Research (“AACR”) and more recently at the Society of Immunotherapy for Cancer (“SITC”) conference in November 2023.

In our Phase 1 clinical trial, most recently presented at SITC 2023, agenT-797 demonstrated a durable clinical benefit and a tolerable safety profile across various heavily pre-treated solid tumors. This includes non-small cell lung cancer (“NSCLC”), testicular cancer, and gastric cancer. Notably, the median progression-free survival (“PFS”) exceeded six months. Approximately 30% of patients experienced durable disease stabilization, even in cancers that were refractory to all prior therapies, such as pembrolizumab and nivolumab. This was observed in multiple cancer types, including but not limited to NSCLC and testicular cancer. Significantly, a patient with metastatic gastric cancer, who had not responded to anti-PD-1 therapy and standard chemotherapy, achieved a partial response when treated with agenT-797 in combination with nivolumab. This response was ongoing at 10 months. The safety profile of agenT-797 was tolerable, both as a standalone treatment and in combination with PD-1 inhibitors. Treatment doses up to one billion cells showed no neurotoxicity, dose-limiting toxicities, or severe cytokine release syndrome (above grade 3).

Building on these encouraging results, we plan to conduct a randomized phase 1/2 expansion trial. This trial will assess the efficacy of agenT-797 in combination with standard-of-care chemotherapy and immune therapy (pembrolizumab/nivolumab), with or without Agenus’ multifunctional anti-CTLA-4 agent, botensilimab, in relapsed/refractory gastric cancer.

We reported updated data from our Phase 1 clinical trial of agenT-797 in viral acute respiratory distress syndrome (“ARDS”) at the 2023 American Thoracic Society International Conference. We reported an encouraging survival benefit of 75%, compared to ~10-22% in an in-hospital control and time-matched data from the Centers for Disease Control and Prevention. Notably, in addition to a survival benefit, we reported observations that agenT-797 improved lung function and significantly reduced inflammation and secondary infections in the population. There are currently no approved therapies for ARDS and secondary infections are a significant contributor to comorbidity and death in intensive care units; our data contribute favorably as a potential therapeutic and we plan to advance agenT-797 in viral ARDS through strategic collaborations and non-dilutive external financing. Discussions are underway.

In addition, we completed a Phase 1 clinical trial of agenT-797 for the treatment of multiple myeloma and reported at SITC in 2022 that agenT-797 was tolerable to a billion cells/dose and suppressed biomarkers associated with disease progression. This proof of concept phase 1 underscores the potential application of INKT cells in multiple myeloma and we believe supports the advancement of our armored B cell maturation antigen (“BCMA”)-CAR-INKT program as a potential best in class next generation allogeneic BCMA cell therapy for these patients. Strategic discussions to advance this program are underway.

We are also advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT and (2) MiNK-413, an IL-15 armored CAR-iNKT program targeting BCMA program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at SITC in 2022 with more recent translational data presented at the American Society of Cell and Gene Therapy Conference in 2023. Investigational new drug (“IND”) enabling activities are underway we expect to submit an IND to the FDA in 2024.

Our research and development (“R&D”) expenses for the nine months ended September 30, 2023 and 2022 were $12.2 million and $17.3 million, respectively. We have incurred losses since our inception. As of September 30, 2023, we had an accumulated deficit of $127.9 million.

Historical Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 44% to $3.4 million for the three months ended September 30, 2023 from $6.1 million for the three months ended September 30, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense was $1.8 million for both the three months ended September 30, 2023 and 2022.

Interest income, net

Interest income increased $14,000 for the three months ended September 30, 2023, from income of $93,000 for the three months ended September 30, 2022 to income of $107,000 for the three months ended September 30, 2023, primarily due to increased interest earned on our money market funds.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 30% to $12.2 million for the nine months ended September 30, 2023 from $17.3 million for the nine months ended September 30, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 9% to $5.2 million for the nine months ended September 30, 2023 from $5.8 million for the nine months ended September 30, 2022. This decrease is primarily due to decreased professional fees, primarily attributable decreased legal and consulting fees, and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs, including stock-based compensation expense, associated with increased headcount.

Interest income, net

Interest income increased $303,000 for the nine months ended September 30, 2023, from income of $118,000 for the nine months ended September 30, 2022 to income of $422,000 for the nine months ended September 30, 2023, primarily due to increased interest earned on our money market funds.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the nine months ended September 30,	For the years ended December 31,
	2023	2022	2021
Payroll and personnel costs	$5,116,858	$5,729,235	$3,346,853
Professional fees	4,441,358	11,607,709	6,761,139
Allocated services	415,592	1,284,920	1,377,456
Materials and other	2,205,557	4,493,259	2,480,920
Total	$12,179,365	$23,115,123	$13,966,368

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $127.9 million as of September 30, 2023. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of September 30, 2023, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.2 million in other current liabilities in our condensed consolidated balance sheet at September 30, 2023.

Our cash and cash equivalents balance as of September 30, 2023 was $6.4 million. We believe that our cash and cash equivalents balance and additional planned funding from Agenus or a third party will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Because the additional funding is influenced by external uncertainties, in accordance with the relevant accounting guidance, we are required to disclose substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors our liquidity position and adjusts spending as needed in order to preserve liquidity. Potential sources of additional funding include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for our portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants and collaborations to strengthen our balance sheet, and (3) potential of equity or debt financing options. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan us certain funds to finance our operations.

Net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $12.7 million and $14.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, our cash runway and anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in Part II-Item 1A within this Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In addition to the risk factors described in Part I, Item 1A "Risk Factors" of our 2022 Form 10-K, please note the additional Risk Factor included below.

Substantial doubt exists as to our ability to continue as a going concern

Since our inception in 2017, we have incurred losses and expect to continue incurring operating losses and negative cash flows in the future until we are able to generate sales and profits. As of September 30, 2023, we had an accumulated deficit of $127.9 million and cash and cash equivalents of $6.4 million.

We believe that our cash and cash equivalents balance and additional planned funding from Agenus or a third party will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the additional funding is influenced by external uncertainties, in accordance with the relevant accounting guidance, we are required to disclose substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors our liquidity position and adjusts spending as needed in order to preserve liquidity. Potential sources of additional funding include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for our portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants and collaborations to strengthen our balance sheet, and (3) potential of equity or debt financing options. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan us certain funds to finance our operations.

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

As of September 30, 2023, we had used approximately $33.4 million of the net proceeds from our initial public offering for the development of agenT-797 and working capital and other general corporate purposes. There has been no material change in our planned use of the net proceeds from the offering as described in our Registration Statement on Form S-1.

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

MiNK Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)