Form 10-K
period 2023-12-31
MiNK Therapeutics, Inc.
filed 2024-03-21
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was: $20.5 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2024 was 34,699,056.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

MiNK Therapeutics, Inc. (“we,” “us” and “our”) is a clinical-stage biopharmaceutical company pioneering a novel platform of living medicines based on a rare and potent class of immune cells called invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases.

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include but are not limited to solid tumor cancers, acute respiratory distress (“ARDS”) and other severe immune-related diseases, such as GvHD. Our discovery efforts are focused applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including TCRs, CAR-INKTS (such as, MiNK-215, FAP-CAR-iNKT and MiNK-413. BCMA-CAR-iNKT), and engager technology.

The following table summarizes our current product development pipeline:

1Agenus Inc, therapeutic candidates botensilimab (BOT, Fc-enhanced anti-CTLA-4) and balstilimab (BAL, anti-PD-1).

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Our Phase 1 clinical trial has enrolled 34 patients and is evaluating agenT-797 in refractory solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab. Encouraging early activity was seen with agenT-797 monotherapy and combination, with reductions in target and non-target lesions and disease stabilization, which included a durable partial response in a PD-1 refractory gastric cancer patient. AgenT-797 also showed long-term persistence (detected in the periphery for up to 6 months), which was independent of human leukocyte antigen ("HLA") matching and in absence of lymphodepletion. These data were presented at Society of Immunotherapy for Cancer (“SITC”) in 2023. In addition, a case study on the gastric cancer response was published in Oncogene in January 2024. Most recently, a Phase 2 investigator sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center was launched. This study will evaluate the clinical safety and efficacy of the combination of agenT-797, Agenus Inc.'s ("Agenus") botensilimab (a novel fc-enhanced CTLA-4 inhibitor (plus balstilimab (anti-PD-1) with ramucirumab and paclitaxel for patients with previously treated, advanced esophageal, gastric, or gastro-esophageal junction ("GEJ") adenocarcinoma. The study aims to enroll around 38 patients with advanced, unresectable, or metastatic forms of these cancers who have experienced disease progression after initial treatment.

With the unique circumstances of the COVID-19 pandemic, we commenced a Phase 1 clinical trial to investigate agenT-797 in moderate to severe viral ARDS, a setting where there are currently no approved therapies. In a cohort of 21 patients with mechanical ventilation, survival rates exceeded 70%, with an 80% survival rate among those patients (5) on veno-venous extracorreal membrane oxygenation (“VV ECMO"). These data compared favorably to the 10% survival rate in the in-hospital control group at the same time. The full results from this study were published in Nature Communications in February 2024 and data from the subset of patients on VV ECMO were presented at the American Thoracic Society Annual Meeting in 2023. We plan to further advance agenT-797 in viral ARDS through an externally funded, large platform trial.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced preclinical engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen (“BCMA), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. These data were presented at SITC in 2022. MiNK-215 reported therapeutic activity in non-small cell lung cancer models, which resulted in substantial tumor elimination and improved survival compared to T cells alone. Data were reported at the American Society of Gene and Cell Therapy Annual Meeting. Investigational new drug application (“IND”) enabling studies for MiNK-215 are underway.

We have achieved notable strides in the delivery of allogeneic iNKT cells, successfully treating nearly 100 patients across various immune-related diseases, including severe respiratory distress and solid tumor cancers. Moreover, our efforts have led to significant insights into the crucial mechanisms driving the activity of allo-iNKTs. With our vertically integrated capabilities and experienced leadership team, we remain fully dedicated to pioneering accessible and transformative cell therapy solutions to make a significant impact in the healthcare sector.

Our foundational leadership team has recruited and assembled a team who bring extensive industry expertise to our company, including decades of experience in manufacturing autologous and off-the-shelf products. We believe the expertise of our management team, and the established current Good Manufacturing Processes ("cGMP") site, greatly de-risks the challenges often associated with capital-intensive cell therapy companies. The combined team has a strong track record in discovering and developing immuno-oncology and cell therapies as well as executing on value-accretive business development opportunities.

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
•
Validate broad applicability of iNKT cells through our opportunistic development of agenT-797 in severe respiratory distress, and other immune related diseases such as GvHD.
•
Apply our proprietary technologies to build a broad pipeline of engineered iNKT cells, starting with MiNK-215, FAP-CAR-iNKT, with IND enabling activities actively underway.
•
Continue to scale up our in-house manufacturing processes and build our capability to cost-efficiently optimize speed, control, flexibility and scalability.
•
Selectively explore additional strategic partnerships that can enhance the potential of our iNKT cell product candidates and combination therapies. We appreciate that there may be significant potential over time to enhance the efficacy and addressable population of our products through combination of our iNKT cells with other classes of therapeutics. In December 2023, we entered into a collaboration agreement with Immunoscape to discover and develop next-generation T-cell receptor ("TCR") therapies against novel targets in solid tumors. The collaboration aims to accelerate the development of TCR-based therapies against novel targets in T cells, iNKT cells, and other modalities, potentially offering new therapeutic approaches for diverse cancer indications. In September 2021,we entered into an Intellectual Property Assignment and License Agreement with Agenus (the “Agenus License Agreement”), which provides us with access to Agenus therapeutic candidates and adjuvants for use in our development activities, subject to rights retained by Agenus. We continue to explore further potential collaborations with third parties, either to bring in access to products or expertise to advance the development and further differentiate of our pipeline. Furthermore, if therapeutics areas of interest reveal themselves beyond our core areas of focus we may look to partner with appropriately qualified partners.

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

Potent Cancer Killing

iNKT cells are largely tissue-resident, and a small percentage (less than 1% of circulating T cells) are present in the blood. We believe iNKT cells’ tissue homing properties make them highly suitable for therapeutic application in solid tumor indications. Like NK cells, they respond with wide-ranging effector potential, and express a specific invariant TCR that recognizes CD1d, a key monomorphic HLA-related molecule expressed in a wide range of cancers. iNKT cells have the capacity to mount strong anti-tumor responses both directly and by activating other immune cells, potentiating endogenous NK cells and T cells within the TME.

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

•
Clinical proof of concept: Our Phase 1 clinical trials have demonstrated the tolerability and immune-modulating activity of allogeneic iNKT cells in multiple cancer types and ARDS.
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
•
Proprietary manufacturing at scale: Our manufacturing process takes place using an existing expert cGMP grade manufacturing infrastructure, using our own in-house production team of cell manufacturing experts. Our manufacturing capabilities include a proprietary closed-system process, minimizing contamination risk. This efficient isolation and expansion process from healthy donors can generate >5,000 doses per donor.
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

agenT-797 – Oncology

In preclinical studies, we have observed that agenT-797 cells have the potential to reduce or eliminate hematologic and solid tumor cancers as a monotherapy and in combination with checkpoint modulating antibodies, as they (1) home to sites of disease via CD1d and NK related ligands; (2) attack suppressive myeloid cells in the TME to eliminate tumor escape mechanisms; (3) recruit and activate NK cells and T cells for enhanced tumor killing (a distinguishing feature not shared by other innate lymphocytes such as NK and gamma delta T cells); and (4) promote tumor killing without lymphodepletion. 34 solid tumor patients have been enrolled in our Phase 1 clinical trial. The data demonstrated that agenT-797 appeared to overcome resistance to immune checkpoint inhibitors, with durable disease stabilization and a confirmed response in chemotherapy and anti-PD-1 refractory gastric cancer. A Phase 2 investigator sponsored trial is underway, evaluating agenT-797 in second-line gastroesophageal cancers.

agenT-797 – ARDS Secondary to Infectious Disease (i.e. COVID-19, Influenza)

In preclinical models, iNKT cells have been shown to promote viral clearance and increase secondary anti-viral responses, offering the potential to control inflammation and limit lung tissue damage resulting from ARDS secondary to infectious disease in humans. We completed a Phase 1 clinical trial of agenT-797 for the treatment of ARDS secondary to COVID-19, which was initiated during the height of the COVID-19 pandemic, and we subsequently expanded the trial to investigate viral ARDS secondary to other life-threatening infectious diseases, such as influenza In a cohort of 21 patients with mechanical ventilation, the survival rates from this study exceeded 70%, with a 80% survival rate among those patients (5) on VV ECMO. These data compared favorably to the 10% survival rate in the in-hospital control group at the same time. In addition to survival benefit, we demonstrated that we can dose the cells to 1x109 cells/dose with no related cytokine release syndrome or neurotoxicity and importantly, observed signals that the cells may prevent secondary infections.

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

Enhance iNKT Activity and Expand Targeting through Engineering

We are advancing a pipeline of allogeneic, engineered iNKT cell product candidates that leverage our proprietary technologies to enhance iNKT activity and expand tumor targeting through CARs, TCRs and bispecific iNKT engagers. Our two most advanced engineered programs are (1) MiNK-413, a BCMA-CAR-iNKT, and (2) MiNK-215, a FAP-CAR-iNKT. These programs are both in preclinical development with IND enabling underway for MiNK-215.In addition, we plan to utilize our bispecific iNKT engagers, TCRs and CAR technologies, as well as our access to a large portfolio of proprietary targets, to further expand our pipeline of novel allogeneic, engineered iNKT cell product candidates. We entered into a collaboration agreement with Immunoscape to discover and develop next-generation TCR therapies against novel targets in solid tumors.

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

We have capitalized on our internal research findings and actively pursued clinical development of iNKT cells in combination with immuno-oncology antibodies for treatment of cancer. Our Phase 1 study in refractory solid tumors investigated agenT-797 monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab. In addition, an investigator sponsored Phase 2 study was launched to evaluate agenT-797 in combination with Agenus’ antibodies botensilimab (a novel fc-enhanced CTLA-4 inhibitor) and balstilimab (PD-1 inhibitor) with ramucirumab and paclitaxel for patients with previously treated, advanced esophageal, gastric, or GEJ adenocarcinoma.

Our close relationship with Agenus is a key enabler for development flexibility.

Our Proprietary Manufacturing Process and Capabilities

Our experienced management team and fully operational cGMP manufacturing suite directly address and greatly de-risk the challenges often associated with capital intensive cell therapy companies. We believe this site pioneered the industrialization and international distribution of autologous cancer vaccines and later the customization of synthetic, off-the-shelf cancer vaccines, immune stimulating adjuvants and antibodies.

Our allogeneic iNKT manufacturing platform allows for cell manufacturing at step function improvement in scale cost, and availability. We are in the process of scaling up our internal manufacturing process to ensure stable, robust and scalable production for advanced clinical trials and commercialization. Our process is designed to scale up > 5,000 doses per donor. We plan to conduct all manufacturing for native iNKT cells and the engineered programs with our in-house capabilities in 2023, with the exception of lentiviral vector manufacturing. Our automated, closed-system allogeneic cell product batch production is designed to provide rapid, scalable, production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. This closed-system process reduces hands-on time and optimizes personnel usage and facility qualification and validation processes. Our proprietary reagents and process generate a product that is over 99% pure iNKT cells that can be stably cryopreserved with full retention of functional properties. We believe this will enable us to further increase reproducibility, minimize run failures and greatly increase scalability.

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

As part of our collaboration with Agenus, we are evaluating agenT-797 in combination with Agenus’ botensilimab and balstilimab with ramucirumab and paclitaxel for patients with previously treated, advanced esophageal, gastric, or GEJ adenocarcinoma through a Phase 2 investigator sponsored study. The study is led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center.

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights, trademark rights, proprietary procedures and contractual provisions. We seek to protect our intellectual property rights and proprietary technology in select key global markets. Further, in order to supplement our existing intellectual property protection and support commercialization of current and future product candidates, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. As of December 31, 2023, we own three issued U.S. patents and 25 pending patent applications in the U.S. and other major jurisdictions worldwide. One of the issued U.S. patents is directed to a process for the discovery of TCRs and the term of the patent will expire in 2041. The other two issued U.S. patents are intended to protect intellectual property relating to a TCR for cell therapy targeting NY-ESO-1 and a TCR for cell therapy targeting Phosphopeptides. The term of these two patents will expire in 2039.

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

There have been ongoing federal legislative and administrative efforts as well as judicial challenges seeking to repeal, modify or invalidate some or all of the provisions of the PPACA. While none of those efforts have focused on changes to the provisions of the PPACA related to the biosimilar regulatory framework, if those efforts continue and if the PPACA is repealed, substantially modified or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.

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

Key competitor companies developing autologous CAR-T or TCR cell therapies include, but are not limited to, Bristol-Myers Squibb Company (Celgene/Juno Therapeutics), Gilead Sciences, Inc. (Kite Pharma), Johnson & Johnson, Novartis AG, AstraZeneca and BioNTech.

Key competitors developing iNKT cell therapies include Arovella Therapeutics (previously known as Suda Pharmaceuticals), Appia Bio, Inc., Brightpath Biotherapeutics and Ambicion Co. We are also aware of competitors advancing glycolipid formulations or small molecules designed to activate endogenous iNKT cells, including Portage Biotech LLC, Abivax SA and Gri Bio.

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

Many of our competitors have initiated clinical trials for solid tumors, hematological malignancies and autoimmune indications, settings in which our iNKT cell therapy platform is currently being investigated. We are also aware of competitors pursuing cell therapy drug candidates, including but not limited to stem cell-based approaches, for the treatment of ARDS secondary to COVID-19. Competitors may compete with us in hiring scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials and acquiring technologies complementary to, or necessary for, our programs. Many of our current or potential competitors have significantly greater financial, technical, and human resources, as well as more expertise in research and development, manufacturing, conducting clinical trials and commercializing and marketing approved products. Early-stage companies may also prove to be significant competitors, either alone or through collaborative arrangements with large established companies. Our commercial opportunity could be reduced if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive. Our competitors also may obtain regulatory approval more rapidly than we may obtain approval for ours, which could result in them establishing a dominant market position.

Human Capital Resources and Employees

As of March 15, 2024, we had 31 full-time employees, 52% of whom have Ph.D. degrees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. Functions in legal, finance, information technology and human resources are provided by Agenus pursuant to our services agreement.

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
•
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

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

Risks Related to Ownership of Our Common Stock

•
A market for our common stock may not be sustained. We may be delisted from the Nasdaq Capital Market if we are unable to comply with Nasdaq Listing Rules.
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

Since inception, we have incurred operating losses associated with our research, clinical development and manufacturing efforts. We have devoted substantially all of our efforts and financial resources in building our iNKT cell platform, identifying our current product candidates, conducting preclinical development and initiating clinical trials of agenT-797. Our net loss was $22.5 million and $28.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $133.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Our primary source of funding prior to our initial public offering was through Agenus. As of December 31, 2023, our cash balance was $3.4 million. We expect that our cash as of December 31, 2023, along with the additional funding received subsequent to year end from our parent, Agenus, and funding planned from a third party, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned.

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

We have incurred substantial net operating losses (“NOLs”) during our history. U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration. Federal NOLs generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Securities Act, federal NOLs generated in 2018, 2019 and 2020 may be carried back to each of the five taxable years preceding the taxable year in which the loss arises. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal NOLs generated in taxable years beginning after December 31, 2017 is limited to 80% of our taxable income in such taxable year. NOLs generated in tax years beginning before January 1, 2018 may still be used to offset future taxable income without regard to the 80% limitation, although they have the potential to expire without being utilized if we do not achieve profitability in the future. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. For these reasons, we may not be able to use a material portion of our NOLs, even if we attain profitability.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although all depositors of SVB retained access to all of their money, including funds held in uninsured deposit accounts, if another depository institution is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital, including the additional funding received subsequent to year end from our parent, Agenus, and funding planned from a third party to satisfy our liquidity requirements for more than one year from when the financial statements in this Annual Report on Form 10-K were issued. Going forward, if we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, or product portfolio expansion, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

To date, we have completed and published preliminary data from clinical trials for agenT-797. Moreover, there have been only a limited number of clinical trials involving the use of iNKT cells and none involving therapies similar to our therapies. It is impossible to predict when or if any product candidates we may develop will prove safe in humans. In the adoptive cell therapy field, there have been significant adverse events from allogeneic cell treatments in the past, including cytokine release syndrome, peripheral neuropathies and adverse events linked to lymphodepleting chemotherapy regimens used in the field prior to administration of cell therapy products. While in our trials to date, there have been no observations of neurotoxicity or cytokine release syndrome. There can be no assurance that our product candidates will not cause undesirable side effects in the future, which may include serious adverse effects that are related to our product candidates.

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

In February 2024, we published data from our clinical trial for ARDS secondary to COVID-19; such interim data, and any future interim data from clinical trials that we may conduct, including the clinical trials for agenT-797 for the treatment of cancer and, potentially, other life-threatening infectious diseases, are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We cannot provide any assurance that additional data will be provided frequently or that data updates will be available at any particular time. Furthermore, while patients with who have been treated with our product candidates may have a positive response, there can be no assurance that their progress or recovery will be sustained.

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
•
delays in reaching or failing to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective contract research organizations ("CROs") and clinical trial sites;
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

To market and sell any product candidates we may develop in the European Union, the United Kingdom, and other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals (a single one for the European Union) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our medicines in any jurisdiction, which would materially impair our ability to generate revenue.

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

The FDA, the EMA and other regulatory agencies closely regulate the post-approval marketing and promotion of medicines to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, the EMA and other regulatory agencies impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our medicines for off-label use, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. Violation of the FDCA and other statutes, including the False Claims Act, and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

The Services Agreement also covers MiNK’s use of Agenus’ business offices and laboratory space and equipment, provided we pay Agenus a proportionate amount for the use of such facilities and equipment. We currently utilize business offices, laboratory space and equipment in Agenus’ Lexington, Massachusetts and Cambridge, UK facilities and office space in Agenus’ New York City office.

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

Agenus beneficially owns approximately 63% of our outstanding common stock. Therefore, Agenus has the ability to substantially influence us through this ownership position. For example, Agenus may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions. Agenus could remain our controlling stockholder for an extended period of time or indefinitely. Even if Agenus were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

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

Although we designed clinical trials for agenT-797, and will design any future clinical trials for our product candidates, independent investigators, and third parties may also conduct our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We may need to obtain additional licenses from third parties to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations and prospects significantly. We cannot provide any assurances that there are no third-party patents that might be enforced against our current therapies, including our cell-based immunotherapies, manufacturing methods, product candidates, or future methods or products, resulting in either an injunction prohibiting our manufacture or future sales, or an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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

Risks Related to Ownership of Our Common Stock

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be, we may be delisted from the Nasdaq Capital Market if we are unable to comply with Nasdaq Listing Rules, and, as a result, it may be difficult for you to sell your shares of our common stock.

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

If we are unable to raise the value of our common stock, our securities may be delisted. We were notified by the Nasdaq Stock Market Listing Qualifications Department on February 23, 2024 that we had failed to comply with the minimum value of listed securities requirement for the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. Nasdaq Listing Rule 5550(b)(2) requires a listed company maintain a minimum value of listed securities of $35.0 million. We were given 180 calendar days, or until August 21, 2024, to regain compliance with this rule. In order to regain compliance, our minimum value of listed securities must meet or exceed $35.0 million for a minimum of ten consecutive trading days. In the event we are unable to regain compliance with this rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel. If we are not successful appealing a delisting determination, our securities may be delisted.

On February 26, 2024, we received a notification from the Nasdaq Stock Market Listing Qualifications Department letting us know that our common stock failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for the previous 30 consecutive trading days. We have been provided an initial compliance period of 180 calendar days, or until August 26, 2024, to regain compliance with this rule which requires that the closing bid price of our common stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days. If we are unable to regain compliance with rule during the initial compliance period, we may be eligible for an additional 180-day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we are unable to qualify for the second compliance period or we fail to regain compliance during the second 180-day period, we will receive notification from Nasdaq of its determination to delist our common stock, at which point we would have an opportunity to appeal the delisting determination to a Hearings Panel. If we are not successful appealing a delisting determination, our securities may be delisted.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program based on the Information Systems Audit and Control Association’s Control Objectives for Information Technologies framework and National Institute of Standards and Technology cybersecurity framework, as well as threat trends identified by multiple external and internal cybersecurity intelligence reports.

We contract with external firms to assess our cybersecurity controls. We have processes in place to identify and evaluate risks associated with third party vendors and suppliers. In addition, we have systems in place to maintain business continuity and disaster recovery. Some or all of this work is done through our services agreement with Agenus.

To date, we have not experienced any material cybersecurity incidents.

We describe whether and how risks from cybersecurity threats are reasonably likely to affect our business, results of operations and financial condition, under the heading “Our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, compromise sensitive information related to our business or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business” included as part of our Item 1A. Risk Factors of this Annual Report on Form 10-K, which is incorporated by reference into this Item 1C.

Cybersecurity Governance

Our Audit Committee of the Board of Directors has oversight responsibility for risks and incidents related to cybersecurity threats. As part of our services agreement with Agenus, Agenus’ Chief Information Officer provides the Audit Committee and the Board of Directors periodic reports on our cybersecurity risks and any material cybersecurity incidents.

Our team of cybersecurity professionals is led by Agenus’ Chief Information Officer, who has over 20 years of experience in cybersecurity in regulated industries. Our cybersecurity team monitors the prevention and detection of cybersecurity events and is responsible for incident response and remediation.

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

Holders

As of March 1, 2024, there were approximately 193 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

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

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MiNK Therapeutics, Inc. (“we,” “us” and “our”) is a clinical-stage biopharmaceutical company pioneering a novel platform of living medicines based on a rare and potent class of immune cells called invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. iNKTs are a potent class of immune cells and serve as master regulators of immune response, possessing the killing power of NK cells and the memory of T-cells. Our proprietary manufacturing platform allows these cells to be infused in billion-fold numbers, arming the immune system against cancer and other life-threatening diseases. We have established and launched in-house iNKT cell manufacturing and product release capacity to supply more than 5,000 doses per year through a U.S. Food and Drug Administration (“FDA”)-cleared scalable, fully closed, and automatic process. Our Phase 1 clinical trial studying agenT-797 in solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab, is currently advancing as a priority program. Encouraging activity was seen with agenT-797 monotherapy and combination, with durable responses and disease stabilization in patients, which was presented at the American Association for Cancer Research and more recently at the Society of Immunotherapy for Cancer (“SITC”) conference in November 2023.

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

Our research and development expenses for the years ended December 31, 2023 and 2022 were $15.5 million and $23.1 million, respectively. We have incurred losses since our inception. As of December 31, 2023, we had an accumulated deficit of $133.4 million.

Historical Results of Operations

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Research and development (“R&D”) expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 33% to $15.5 million for the year ended December 31, 2023 from $23.1 million for the year ended December 31, 2022. This decrease is primarily due to decreased costs associated with the timing of our clinical trials and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs associated with increased headcount.

General and administrative (“G&A”) expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 5% to $7.4 million for the year ended December 31, 2023 from $7.8 million for the year ended December 31, 2022. This decrease is primarily due to decreased professional fees, primarily attributable decreased legal and consulting fees, and decreased costs associated with allocated Agenus services. These decreases were partially offset by increased personnel costs, including stock-based compensation expense, associated with increased headcount.

Other income (expense), net

Other income decreased $2.7 million for the year ended December 31, 2022, from income of $2.7 million for the year ended December 31, 2022 to de minimis expense for the year ended December 31, 2023, due to the recognition of a $2.7 million gain on the partial forgiveness of the advance received under our research and development agreement with the Belgium Walloon Region Government (the “Walloon Region”), in the year ended December 31, 2022.

Interest income (expense), net

Interest income increased $210,000 for the year ended December 31, 2023, from income of $253,000 for the year ended December 31, 2022 to income of $463,000 for the year ended December 31, 2023, primarily due to increased interest earned on our money market funds.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the years ended December 31,
	2023	2022
Payroll and personnel costs	$6,814,210	$5,729,235
Professional fees	5,283,439	11,607,709
Allocated services	500,280	1,284,920
Materials and other	2,892,068	4,493,259
Total	$15,489,997	$23,115,123

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $133.4 million as of December 31, 2023. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of December 31, 2023, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at December 31, 2023.

Our cash and cash equivalents balance as of December 31, 2023 was $3.4 million. We believe that our cash and cash equivalents balance along with the additional funding received subsequent to year end from our parent, Agenus, and funding planned from a third party will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the additional funding is influenced by external uncertainties, in accordance with the relevant accounting guidance, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors our liquidity position and adjusts spending as needed in order to preserve liquidity. Potential sources of additional funding include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for our portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants and collaborations to strengthen our balance sheet, and (3) potential of equity or debt financing options. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan us additional funds to finance our operations.

Net cash used in operating activities for the years ended December 31, 2023 and 2022 was $15.8 million and $18.9 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations. Please see the “Note Regarding Forward-Looking Statements”

of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MiNK Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MiNK Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Boston, Massachusetts

March 21, 2024

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$3,367,229	$19,635,725
Prepaid expenses	53,111	298,667
Other current assets	177,964	470,300
Total current assets	3,598,304	20,404,692
Equipment, net of accumulated depreciation of $495,638 and $283,682 as of December 31, 2023 and 2022, respectively	953,977	1,066,910
Total assets	$4,552,281	$21,471,602
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	3,911,973	5,823,000
Accrued liabilities	5,037,361	4,238,555
Other current liabilities	2,453,251	2,621,611
Total current liabilities	11,402,585	12,683,166
Other long-term liabilities	48,072	108,500
Due to related parties	11,157,073	9,081,239
Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.00001 per share, 150,000,000 shares authorized, 34,599,119 and 33,856,428 shares issued and outstanding as of December 31, 2023 and 2022, respectively	346	339
Additional paid-in capital	115,772,085	110,829,900
Accumulated other comprehensive loss	(430,947)	(292,468)
Accumulated deficit	(133,396,933)	(110,939,074)
Total stockholders’ deficit	(18,055,449)	(401,303)
Total liabilities and stockholders’ deficit	$4,552,281	$21,471,602

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$15,489,997	$23,115,123
General and administrative	7,431,108	7,834,155
Operating loss	(22,921,105)	(30,949,278)
Other income (expense), net:
Interest income, net	463,256	253,323
Other income (loss), net	(10)	2,704,743
Net loss	(22,457,859)	(27,991,212)
Per common share data:
Basic and diluted net loss per common share	$(0.65)	$(0.83)
Weighted average number of common shares outstanding	34,359,945	33,672,927
Other comprehensive gain (loss)
Foreign currency translation gain (loss)	(138,479)	332,801
Comprehensive loss	$(22,596,338)	$(27,658,411)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock			Treasury Stock
	Number of shares	Par Value	Additional Paid-In Capital	Number of shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at December 31, 2021	33,476,523	$335	$107,349,265	—	$—	$(625,269)	$(82,947,862)	$23,776,469
Net Loss	—	—	—	—	—	—	(27,991,212)	(27,991,212)
Other comprehensive gain	—	—	—	—	—	332,801	—	332,801
Vesting of nonvested shares	60,595	1	(1)	—	—	—	—	—
Exercise of stock options	258,648	2	1,593	—	—	—	—	1,595
Forfeiture of restricted stock	(20,872)	—	(75)	—	—	—	—	(75)
Grant and recognition of stock options	—	—	3,089,583	—	—	—	—	3,089,583
Recognition of parent stock options	—	—	96,013	—	—	—	—	96,013
Issuance of shares for employee bonuses	125,199	1	293,522	(43,665)	(157,194)	—	—	136,329
Retirement of treasury shares	(43,665)	—	—	43,665	157,194	—	—	157,194
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	$(401,303)
Net Loss	—	—	—	—	—	—	(22,457,859)	(22,457,859)
Other comprehensive loss	—	—	—	—	—	(138,479)	—	(138,479)
Vesting of nonvested shares	175,196	2	(2)	—	—	—	—	—
Exercise of stock options and employee share purchases	144,527	1	70,465	—	—	—	—	70,466
Share retirement	(192)	—	—	—	—	—	—	—
Issuance of shares for services	25,209	—	30,000	—	—	—	—	30,000
Grant and recognition of stock options	—	—	3,698,436	—	—	—	—	3,698,436
Recognition of parent stock options	—	—	131,930	—	—	—	—	131,930
Issuance of shares for employee bonuses	603,830	6	1,011,356	(205,879)	(477,639)	—	—	533,723
Retirement of treasury shares	(205,879)	(2)	—	205,879	477,639	—	—	477,637
Balance at December 31, 2023	34,599,119	$346	$115,772,085	—	$—	$(430,947)	$(133,396,933)	$(18,055,449)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(22,457,859)	$(27,991,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	204,617	121,749
Share-based compensation	3,860,366	3,026,846
Gain on forgiveness of liability	(266,780)	(2,790,809)
Changes in operating assets and liabilities:
Prepaid expenses	245,589	(296,945)
Accounts payable	(1,917,557)	2,660,769
Accrued liabilities and other current liabilities	2,025,124	3,424,921
Other operating assets and liabilities	2,543,988	2,977,838
Net cash used in operating activities	(15,762,512)	(18,866,843)
Cash flows from investing activities:
Purchases of equipment	(73,561)	(250,046)
Net cash used in investing activities	(73,561)	(250,046)
Cash flows from financing activities:
Purchase of treasury shares to satisfy tax withholdings	(477,639)	(157,194)
Proceeds from employee stock purchases and option exercises	70,466	1,595
Net cash used in financing activities	(407,173)	(155,599)
Effect of exchange rate changes on cash	(25,250)	19,385
Net decrease in cash	(16,268,496)	(19,253,103)
Cash, beginning of period	19,635,725	38,888,828
Cash, end of period	$3,367,229	$19,635,725
Supplemental cash flow information:
Cash paid for interest	$27,509	$10,820
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable	$—	$177,680
Insurance financing agreement	109,000	444,000
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	1,011,360	293,523
Issuance of common stock, $0.00001 par value, in connection with payment for services	30,000	—

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical-stage biopharmaceutical company pioneering a novel platform of living medicines based on a rare and potent class of immune cells called invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease. MiNK's proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, MiNK believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of December 31, 2023, MiNK had an accumulated deficit of $133.4 million and cash and cash equivalents of $3.4 million.

MiNK believes that its cash and cash equivalents balance along with the additional funding received subsequent to year end from its parent, Agenus Inc. (“Agenus”), and funding planned from a third party will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the additional funding is influenced by external uncertainties, in accordance with the relevant accounting guidance, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors MiNK's liquidity position and adjusts spending as needed in order to preserve liquidity. Potential sources of additional funding for the Company include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for the Company's portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants and collaborations to strengthen the Company's balance sheet, and (3) potential of equity or debt financing options. If additional funding is not obtained through these sources, Agenus has indicated a willingness to loan MiNK additional funds to finance its operations.

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

(e) Equipment

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically 4-10 years. Additions are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation expense was $205,000 and $122,000, for the years ended December 31, 2023 and 2022, respectively.

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

(g) Foreign Currency Transactions

Gains and losses from the Company’s foreign currency-based accounts and transactions, such as those resulting from the remeasurement and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). The Company recorded de minimis foreign currency losses for the years ended December 31, 2023 and 2022.

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

(k) Net Loss Per Share

Basic income or loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2023 and 2022, as they would be anti-dilutive:

	2023	2022
Stock options	6,945,716	6,148,447
Nonvested shares	789,503	726,163

(l) Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As the Company has a single reportable segment, MiNK expects the adoption of this standard to result in increased disclosures in the notes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For the Company, ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2023 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(3) Cash and Cash Equivalents

Cash equivalents consisted of the following as of as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$2,899	$2,899	$18,664	$18,664

(4) Equipment

Equipment, net, consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Equipment	$1,450	$1,351
Less accumulated depreciation	(496)	(284)
Equipment, net	$954	$1,067

(5) Income Taxes

The Company is subject to taxation in the United States and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2019 through 2022. With few exceptions, the Company is no longer subject to U.S. Federal state, and foreign examinations by tax authorities for the tax year 2019. However, net operating losses from the tax year 2017 would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2023, the Company had available net operating loss carryforwards of $52.3 million for Federal and state income tax purposes, which are available to offset future Federal and state taxable income, if any. $52.1 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire in 2037. The Company’s ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code ("IRC") Section 382 and may expire unused. The Company also has foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $20.5 million generated in the United Kingdom and $9.1 million in Belgium. The potential impacts of these provisions are among the items considered and reflected in the Company’s assessment of its valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to IRC Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $6.5 and $4.2 million as of December 31, 2023 and 2022 respectively.

The tax effect of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below (in thousands).

	December 31,
	2023	2022
Deferred tax assets:
U.S. Federal and state net operating loss carryforwards	$13,804	$11,411
Foreign net operating loss carryforwards	7,819	6,224
Research and development tax credits	341	—
Share-based compensation	269	441
Capitalized research expenses	6,515	4,154
Other	926	427
Total deferred tax assets	29,674	22,657
Less: valuation allowance	(29,674)	(22,657)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. To fully realize the deferred tax asset, the Company will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon the Company’s history of not generating taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for the full value of the deferred tax assets. The valuation allowance on the deferred tax assets increased by $7.0 million and $4.0 million during the years ended December 31, 2023 and 2022, respectively.

Income tax benefit was nil for the years ended December 31, 2023 and 2022. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% in 2023 and 2022 to loss before income taxes as a result of the following (in thousands).

	December 31,
	2023	2022
Computed “expected” Federal tax benefit	$(4,716)	$(5,878)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	5,987	4,028
Foreign rate change	—	(842)
Foreign income inclusion	(21)	530
State and local income benefit, net of Federal income tax benefit	(1,693)	(104)
Return-to-provision adjustment	—	1,393
Foreign rate differential	—	286
Permanent differences	840	348
Other, net	(397)	239
Income tax benefit	$—	$—

(6) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Payroll	$1,831	$1,655
Professional fees	398	642
Research services	302	1,681
Contract manufacturing costs	2,430	261
Other	76	—
Total	$5,037	$4,239

(7) Equity

The Company’s authorized capital stock consists of 155,000,000 shares, all with a par value of $0.00001 per share, of which:

•
150,000,000 shares are designated as common stock; and
•
5,000,000 shares are designated as preferred stock.

(8) Share-based Compensation Plans

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provided for the grant of incentive stock options intended to qualify under Section 422 of the IRC, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, and stock units including restricted stock units for up to approximately 13.9 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2023, no shares remain available for issuance under the 2018 Plan.

In connection with the Company’s initial public offering (“IPO”), MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, for an initial share pool of approximately 6.1 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). The initial share pool will automatically increase on January 1st of each year from 2024 to 2031 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year. In January 2022 and 2023, the 2021 Plan share pool increased by approximately 1.3 million shares and 1.4 million shares, respectively. As of December 31, 2023, there were approximately 8.8 million shares reserved for issuance under the 2021 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees the opportunity to acquire the Company’s common stock in a program designed to comply with Section 423 of the Code. There are approximately 1.0 million shares reserved for issuance under the ESPP, plus an automatic annual increase on January 1st of each year from 2024 to 2031 equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of approximately 3.5 million shares in the aggregate.

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms, service conditions, and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the period was estimated on the date of grant using the following weighted average assumptions:

	2023	2022
Expected volatility	92%	81%
Expected term in years	6	6
Risk-free interest rate	3.6%	1.7%
Dividend yield	0%	0%

The expected term of stock options granted is based on historical data and other factors and represents the period of time that stock options are expected to be outstanding prior to exercise. The risk-free interest rate is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

A summary of option activity for 2023 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,148,447	$1.97
Granted	1,002,743	2.28
Exercised	(105,187)	0.22
Forfeited	(61,883)	2.94
Expired	(38,404)	3.01
Outstanding at December 31, 2023	6,945,716	2.03	7.32	$2,227,555
Vested or expected to vest at December 31, 2023	6,945,716	2.03	7.32	$2,227,555
Exercisable at December 31, 2023	3,999,908	$1.44	6.56	$2,227,545

The weighted average grant-date fair values of options granted during the years ended December 31, 2023 and 2022, was $1.78 and $2.20, respectively. During both 2023 and 2022, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of fiscal 2023 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2023 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised during the year ended December 31, 2023, determined on the dates of exercise, was approximately $0.2 million.

As of December 31, 2023, there was $3.6 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 1.9 years. For awards with performance conditions, expense is recognized if the achievement of underlying performance conditions is deemed probable.

A summary of non-vested stock activity for 2023 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	726,163	$3.01
Granted	1,563,324	1.66
Vested	(804,234)	2.15
Forfeited	(695,750)	3.03
Outstanding at December 31, 2023	789,503	$1.18

As of December 31, 2023, there was $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 4.7 years. The total intrinsic value of shares vested during the year ended December 31, 2023 was $1.7 million.

The Company issues new shares upon option exercises the vesting of non-vested stock and purchases under the ESPP. During the years ended December 31, 2023 and 2022, 105,187 shares and 258,648 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2023 and 2022, 175,196 shares and 60,595 shares, respectively, were issued as a result of the vesting of non-vested stock. During the year ended December 31, 2023, 39,340 shares were issued under the ESPP. Additionally, during the years ended December 31, 2023 and 2022, 603,830 shares and 125,199 shares were issued as payment for certain employee bonuses, with 205,879 shares and 43,665 of those shares being withheld to cover taxes, resulting in a net share issuance of 397,951 and 81,534, respectively.

Stock based compensation expense also includes expense related to awards granted to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the year ended December 31, 2023 and 2022, was as follows (in thousands):

	2023	2022
Research and development	$541	$435
General and administrative	3,289	2,592
Total share-based compensation expense	$3,830	$3,027

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

Other current liabilities of $2.3 million and $2.2 million as of December 31, 2023 and December 31, 2022, respectively, represent the remaining amount of the advance received.

In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued. In the year ended December 31, 2022, the Company reduced the recorded liability from the prior total of all amounts received under the advance from the Walloon Region, to the $2.3 million repayment that would be due based on the default judgment, and recorded a gain of approximately $2.7 million in “other income (expense), net” on its consolidated statement of operations.

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

Effective April 1, 2022, the Company entered into an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) with Agenus, which amended and restated the Intercompany General & Administrative Agreement between the Company and Agenus dated September 10, 2021 (the “Prior Intercompany Agreement”). Under the New Intercompany Agreement, Agenus provides the Company with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support (the “Agenus Services”), and the Company and Agenus provide each other with certain research and development services (the “R&D Services”) and other support services, including legal and regulatory support (the “Shared Services”). The Company is required to pay 10% of Agenus’ costs related to the Agenus Services, and the costs of R&D Services are based upon pass-through costs related to such services plus an allocation of the costs of the employees performing the services. No payment will be due from either party for the Shared Services, provided that the services provided by each party are proportional in scope and volume. The Company is also entitled to use Agenus’ business offices and laboratory space and equipment (inclusive of a cGMP site) in exchange for the Company contributing a proportionate payment for the use of such facilities and equipment, and the Company will be covered by certain Agenus insurance policies, subject to certain conditions, including the Company paying the cost of such coverage. Either party may terminate the New Intercompany Agreement upon 60 days’ prior written notice and individual services upon 30 days’ prior written notice.

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

Allocation of Agenus Services, net, of $1.0 and $2.0 million for the years ended December 31, 2023 and 2022, respectively, is included in Operating expenses in the Company’s statement of operations and comprehensive loss and Due to related parties, of $11.2 million as of December 31, 2023, in the Company’s consolidated balance sheet. Agenus has agreed to not require repayment of this balance prior to March 31, 2025.

In January 2023, the Company's CEO (“Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council. As an employee of Agenus, Dr. Buell is paid $150,000 annually and was granted an option to acquire 750,000 shares of Agenus common stock that vest over a period of four years.

Effective April 12, 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. As of December 31, 2023, the Company had entered into work orders with Atlant totaling approximately $167,000, plus out of pocket expenses which are to pass through to Company at cost. For the years ended December 31, 2023 and 2022, approximately $30,500 and $106,500 related to these services is included in “Research and development” expense in the Company’s consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the years ended December 31, 2023 and 2022, and continues to do so. In the years ended December 31, 2023 and

2022, the Company expensed Wolf Greenfield fees totaling approximately $225,000 and $343,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(11) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty.

(12) Benefit Plans

The Company’s employees are eligible to participate in the Agenus Inc. 401(k) Savings Plan in the United States and a defined contribution Group Personal Pension Plan in the United Kingdom (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. For the years ended December 31, 2023 and 2022, the Company expensed $172,000 and $131,000, respectively, related to the discretionary contribution to the Plans.

(13) Subsequent Events

Convertible Note

On February 12, 2024, the Company and Agenus entered into a Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to Agenus a Convertible Promissory Note in the principal amount of up to $5.0 million (the “Note”). The Purchase Agreement sets forth the terms and conditions, including representations and warranties, for the Company’s issuance and sale of the Note to Agenus.

The Company may draw down on the principal amount of the Note from time to time with Agenus’s consent in any increment, either in the form of advancements or payments made by Agenus on the Company’s behalf. The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’s election, the Company must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities. In March 2024 MiNK received $5.0 million from Agenus and the Note was fully drawn.

Nasdaq MVLS Notice

On February 23, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that for the previous 30 consecutive trading days the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq has provided the Company with 180 calendar days, or until August 21, 2024, to regain compliance. To regain compliance, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive trading days.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain compliance with the MVLS Rule.

Nasdaq Minimum Bid Price Notice

On February 26, 2024, the Company received a letter (the “Minimum Bid Price Notice”) from Nasdaq notifying the Company that its common stock, $0.00001 par value per share (the “Common Stock”), failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) based upon the closing bid price of the Common Stock for the 30 consecutive trading days prior to the date of the Minimum Bid Price Notice from Nasdaq.

The Company has been provided an initial compliance period of 180 calendar days, or until August 26, 2024, to regain compliance with the Minimum Bid Price Rule which requires that the closing bid price of the Common Stock meet or exceed $1.00 per share for a minimum of ten consecutive trading days.

If the Company is unable to regain compliance with the Minimum Bid Price Rule, the Company may be eligible for an additional 180-day compliance period. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Rule, and will need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, Nasdaq will notify the Company of its determination to delist the Common Stock, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company will continue to monitor the bid price of the Common Stock and consider its available options to regain compliance with the Minimum Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Rule.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a non-accelerated filer and an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

4.2*	Form of Convertible Promissory Note by and between the Registrant and Agenus Inc., dated February 12, 2024.

4.3	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

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

10.15+

Executive Employment Agreement between the Registrant and Jennifer Buell, dated March 3, 2022 (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

10.16+

Executive Employment Agreement between the Registrant and Marc van Dijk, dated March 2, 2022 (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-40908) filed on March 18, 2022).

10.17

Master Services Agreement between the Registrant and Atlant Clinical Ltd., dated April 12, 2022 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-40908) filed on March 24, 2023).

10.18*	Convertible Promissory Note Purchase Agreement by and between the Registrant and Agenus Inc., dated February 12, 2024.

21.1*	Subsidiaries of MiNK Therapeutics, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy for Recoupment of Executive Incentive Compensation in the Event of an Accounting Restatement.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: March 21, 2024	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer S. Buell, Ph.D.	President, Chief Executive Officer and Director	March 21, 2024
Jennifer S. Buell, Ph.D.	(Principal Executive Officer)

/s/ Christine M. Klaskin	Treasurer (Principal Financial Officer and Principal	March 21, 2024
Christine M. Klaskin	Accounting Officer)

/s/ Garo H. Armen, Ph.D.	Chairman of the Board of Directors	March 21, 2024
Garo H. Armen, Ph.D.

/s/ Peter Behner	Director	March 21, 2024
Peter Behner

/s/ Brian Corvese	Director	March 21, 2024
Brian Corvese

/s/ Barbara Ryan	Director	March 21, 2024
Barbara Ryan

/s/ Ulf Wiinberg	Director	March 21, 2024
Ulf Wiinberg