Form 10-Q
period 2024-03-31
MiNK Therapeutics, Inc.
filed 2024-05-14
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 34,727,639 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$5,817,080	$3,367,229
Prepaid expenses	59,394	53,111
Other current assets	122,477	177,964
Total current assets	5,998,951	3,598,304
Equipment, net of accumulated depreciation of $545,095 and $495,638 at March 31, 2024 and December 31, 2023, respectively	894,992	953,977
Total assets	$6,893,943	$4,552,281
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,486,999	$3,911,973
Accrued liabilities	5,282,707	5,037,361
Other current liabilities	2,338,554	2,453,251
Total current liabilities	11,108,260	11,402,585
Related party note	4,211,566	—
Other long-term liabilities	31,600	48,072
Due to related parties	11,841,724	11,157,073
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 34,699,056 and 34,599,119 shares issued at March 31, 2024 and December 31, 2023, respectively	347	346
Additional paid-in capital	117,296,454	115,772,085
Accumulated other comprehensive loss	(385,780)	(430,947)
Accumulated deficit	(137,210,228)	(133,396,933)
Total stockholders’ deficit	(20,299,207)	(18,055,449)
Total liabilities and stockholders’ deficit	$6,893,943	$4,552,281

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$2,549,482	$4,193,562
General and administrative	1,280,432	1,660,534
Operating loss	(3,829,914)	(5,854,096)
Other income, net:
Interest income, net	16,619	168,055
Net loss	$(3,813,295)	$(5,686,041)
Per common share data:
Basic and diluted net loss per common share	$(0.11)	$(0.17)
Weighted average number of common shares outstanding	34,642,915	33,966,921
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$45,167	$(81,335)
Comprehensive loss	$(3,768,128)	$(5,767,376)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	34,599,119	$346	$115,772,085	—	$—	$(430,947)	$(133,396,933)	(18,055,449)
Net loss	—	—	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	—	—	45,167	—	45,167
Issuance of related party note (Note 8)	—	—	792,878	—	—	—	—	792,878
Exercise of stock options and employee share purchases	22,851	—	6,896	—	—	—	—	6,896
Vesting of nonvested shares	77,086	1	(1)	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	—	—	27,033
Balance at March 31, 2024	34,699,056	$347	$117,296,454	—	$—	$(385,780)	$(137,210,228)	$(20,299,207)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	$(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,813,295)	$(5,686,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,831	45,686
Share-based compensation	592,006	921,139
Interest accrued on related party note	4,444	—
Changes in operating assets and liabilities:
Prepaid expenses	(6,349)	(10,010)
Accounts payable	(424,439)	153,919
Accrued liabilities and other current liabilities	324,451	(549,527)
Other operating assets and liabilities	727,144	758,424
Net cash used in operating activities	(2,542,207)	(4,366,410)
Cash flows from investing activities:
Purchases of plant and equipment	—	(13,500)
Net cash used in investing activities	—	(13,500)
Cash flows from financing activities:
Proceeds from issuance of related party note	5,000,000	—
Proceeds from employee stock purchases and option exercises	6,896	45,496
Purchase of treasury shares to satisfy tax withholdings	—	(379,921)
Net cash provided by (used in) financing activities	5,006,896	(334,425)
Effect of exchange rate changes on cash	(14,838)	(29,340)
Net increase (decrease) in cash and cash equivalents	2,449,851	(4,743,675)
Cash and cash equivalents, beginning of period	3,367,229	19,635,725
Cash and cash equivalents, end of period	$5,817,080	$14,892,050
Supplemental cash flow information:
Cash paid for interest	$5,116	$9,961
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$23,042
Issuance of stock options for payment of certain employee bonuses	132,590	—
Issuance of related party note (Note 8)	792,878	—
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	—	726,263

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of March 31, 2024, MiNK had an accumulated deficit of $137.2 million and cash and cash equivalents of $5.8 million.

MiNK believes that its cash and cash equivalents balance, along with additional funding of $5.8 million received after quarter end (see Note 11), will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because MiNK is dependent on its parent, Agenus Inc. ("Agenus") for certain services and deferral of related payments as discussed in Note 7, and Agenus has recently disclosed the existence of a substantial doubt about its ability to continue as a going concern, in accordance with the relevant accounting guidance, the Company is also required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. To support its liquidity requirements beyond one year from when these financial statements are issued the Company will require additional funding. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

(2) Significant Accounting Policies

Fair Value Option

Under the Fair Value Option subsection of ASC Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company has elected to report the related party note it issued to Agenus on February 12, 2024 (the “Note”) at fair value. The fair value of the Note is determined on a scenario based present value methodology. The outstanding principal amount of the Note was $5.0 million at March 31, 2024.

Other Policies

The Company’s remaining significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and

Exchange Commission (“SEC”) on March 21, 2024. Since the date of those financial statements there have been no changes, other than the fair value option policy defined above, to the Company’s significant accounting policies.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

For the Company’s foreign subsidiaries, the local currency is the functional currency. Assets and liabilities of its foreign subsidiaries are translated into U.S. dollars using rates in effect at the balance sheet date while expenses are translated into U.S. dollars using average exchange rates during the period. The cumulative translation adjustment resulting from changes in exchange rates are included in the condensed consolidated balance sheets as a component of accumulated other comprehensive income (loss) in total stockholders’ deficit.

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2024 and 2023, as they would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	8,246,769	6,720,366
Non-vested shares	781,893	885,756

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$5,424	$5,424	$2,899	$2,899

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Payroll	$2,067	$1,831
Professional fees	492	398
Research services	294	302
Contract manufacturing costs	2,430	2,430
Other	—	76
Total	$5,283	$5,037

Other current liabilities of $2.3 million as of both March 31, 2024 and December 31, 2023, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three-month period ended March 31, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,945,716	$2.03
Granted	1,346,997	0.87
Exercised	(15,469)	0.01
Forfeited	(30,262)	1.72
Expired	(213)	2.28
Outstanding at March 31, 2024	8,246,769	$1.85	7.51	$1,926,229
Vested or expected to vest at March 31, 2024	8,246,769	$1.85	7.51	$1,926,229
Exercisable at March 31, 2024	4,534,989	$1.58	6.55	$1,875,043

The weighted average grant-date fair values of options granted during the three months ended March 31, 2024 and 2023 were $0.69 and $1.74, respectively. During the three months ended March 31, 2024 and 2023, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of March 31, 2024, there was $3.0 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 1.8 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the three-month period ended March 31, 2024 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	789,503	$1.18
Granted	69,476	0.95
Vested	(77,086)	1.04
Forfeited	—	—
Outstanding at March 31, 2024	781,893	$1.17

As of March 31, 2024, there was $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 4.4 years.

During the three months ended March 31, 2024, 7,382 shares were issued under the 2021 Employee Stock Purchase Plan, 15,469 shares were issued as a result of stock option exercises and 77,086 shares were issued as a result of the vesting of non-vested stock.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three months ended March 31, 2024 and 2023, was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$122	$141
General and administrative	603	780
Total share-based compensation expense	$725	$921

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

Allocation of Agenus services, net of approximately $227,000 and $306,000 for the three months ended March 31, 2024 and 2023, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $11.8 million as of March 31, 2024, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of the related party balance prior to June 30, 2025.

On February 12, 2024, the Company and Agenus entered into a Convertible Promissory Note Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company issued to Agenus a Convertible Promissory Note in the principal amount of up to $5.0 million. The Purchase Agreement sets forth the terms and conditions, including representations and warranties, for the Company’s issuance and sale of the Note to Agenus.

The Company may draw down on the principal amount of the Note from time to time with Agenus’s consent in any increment, either in the form of advancements or payments made by Agenus on the Company’s behalf. The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at Agenus’ election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon a change of control, the Company will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of March 31, 2024, the Note had a principal balance of $5.0 million and an accrued and unpaid interest balance of $4,444 and an effective interest rate of 17%.

In January 2023, the Company's CEO (“Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Counsel. As an employee of Agenus, Dr. Buell is paid $150,000 annually and was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of four years.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2024. As of March 31, 2024, the Company had entered into work orders with Atlant totaling approximately $167,000, plus out of pocket expenses which are to pass through to Company at cost. For the three months ended March 31, 2024 and 2023, approximately $13,000 and $22,000, respectively, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended March 31, 2024 and 2023, and continues to do so. For the three months ended March 31, 2024 and 2023, the Company expensed Wolf Greenfield fees totaling approximately $27,000 and $38,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at March 31, 2024 was $4.2 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date. As of March 31, 2024 the Note had a principal balance of $5.0 million. The difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital in the Company’s condensed consolidated balance sheets as of March 31, 2024.

(9) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(10) Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. As the Company has a single reportable segment, MiNK expects the adoption of this standard to result in increased disclosures in the notes to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. For the Company, ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that ASU 2023-09 will have on the notes to its consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2024 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(11) Subsequent Events

On May 13, 2024, the Company entered into a Stock Purchase Agreement with a certain investor (the “Purchaser”), pursuant to which the Company issued and sold an aggregate of 4,640,000 shares of Common Stock (the “Common Shares”), at a purchase price of $1.25 per share. The aggregate purchase price paid by the Purchaser for the Common Shares will be approximately $5.8 million, net of offering expenses. The transaction is expected to close on May 14, 2024, subject to customary closing conditions.

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

We are also advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT and (2) MiNK-413, an IL-15 armored CAR-iNKT program targeting BCMA program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at AACR in 2024, International Cancer Immunotherapy Conference ("CICON") in 2023, SITC in 2023, and the American Society of Cell and Gene Therapy ("ASGCT") in 2023. Investigational new drug (“IND”) enabling activities are underway we expect to submit an IND to the FDA in 2024.

In December 2023, we announced a collaboration with ImmunoScape, Inc. ("ImmunoScape") to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. We will combine our unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptors.

Historical Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 39% to $2.5 million for the three months ended March 31, 2024 from $4.2 million for the three months ended March 31, 2023. This decrease is primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 23% to $1.3 million for the three months ended March 31, 2024 from $1.7 million for the three months ended March 31, 2023. This decrease is primarily due to decreased share based compensation expense.

Interest income, net

Interest income decreased $151,000 for the three months ended March 31, 2024, from income of approximately $168,000 for the three months ended March 31, 2023 to income of approximately $17,000 for the three months ended March 31, 2024, primarily due to decreased interest earned on our money market funds.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the three months ended March 31,	For the years ended December 31,
	2024	2023	2022
Payroll and personnel costs	$1,514,854	$6,814,210	$5,729,235
Professional fees	403,070	5,283,439	11,607,709
Allocated services	97,106	500,280	1,284,920
Materials and other	534,452	2,892,068	4,493,259
Total	$2,549,482	$15,489,997	$23,115,123

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $137.2 million as of March 31, 2024. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of March 31, 2024, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at March 31, 2024.

We had a related party note (the "Note") outstanding as of March 31, 2024 of $5.0 million in principal plus accrued and unpaid interest of approximately $4,000. The Note provides that we will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

Our cash and cash equivalents balance as of March 31, 2024 was $5.8 million. We believe that our cash and cash equivalents balance, along with additional funding of $5.8 million received after quarter end (see Note 11), will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because we are dependent on our parent, Agenus, for certain services and deferral of related payments as discussed in Note 7, and Agenus has recently disclosed the existence of a substantial doubt about its ability to continue as a going concern, in accordance with the relevant accounting guidance, we are also required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. To support our liquidity requirements beyond one year from when these financial statements are issued we will require additional funding. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $2.5 million and $4.4 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2023 Form 10-K.

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Form of Convertible Promissory Note by and between the Registrant and Agenus Inc., dated February 12, 2024 (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-40908) filed on March 21, 2024).

10.1

Convertible Promissory Note Purchase Agreement by and between the Registrant and Agenus Inc., dated February 12, 2024 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-40908) filed on March 21, 2024).

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

MiNK Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)