Form 10-Q
period 2024-06-30
MiNK Therapeutics, Inc.
filed 2024-08-13
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 39,539,689 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$9,313,668	$3,367,229
Prepaid expenses	98,829	53,111
Other current assets	61,144	177,964
Total current assets	9,473,641	3,598,304
Equipment, net of accumulated depreciation of $408,951 and $495,638 at June 30, 2024 and December 31, 2023, respectively	849,957	953,977
Total assets	$10,323,598	$4,552,281
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,202,146	$3,911,973
Accrued liabilities	4,626,711	5,037,361
Other current liabilities	2,318,502	2,453,251
Total current liabilities	10,147,359	11,402,585
Related party note	4,405,703	—
Other long-term liabilities	23,280	48,072
Due to related parties	12,323,399	11,157,073
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 39,445,520 and 34,599,119 shares issued at June 30, 2024 and December 31, 2023, respectively	394	346
Additional paid-in capital	123,946,872	115,772,085
Accumulated other comprehensive loss	(611,375)	(430,947)
Accumulated deficit	(139,912,034)	(133,396,933)
Total stockholders’ deficit	(16,576,143)	(18,055,449)
Total liabilities and stockholders’ deficit	$10,323,598	$4,552,281

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$1,839,874	$4,558,430	$4,389,355	$8,751,992
General and administrative	1,061,793	1,784,914	2,342,226	3,445,448
Change in fair value of related party note	169,414	—	169,414	—
Operating loss	(3,071,081)	(6,343,344)	(6,900,995)	(12,197,440)
Other income, net:
Interest income, net	38,360	146,389	54,979	314,444
Other income, net	330,915	—	330,915	—
Net loss	$(2,701,806)	$(6,196,955)	$(6,515,101)	$(11,882,996)
Per common share data:
Basic and diluted net loss per common share	$(0.07)	$(0.18)	$(0.18)	$(0.35)
Weighted average number of common shares outstanding	37,142,021	34,409,064	35,892,468	34,189,214
Other comprehensive loss:
Foreign currency translation loss	$(225,595)	$(28,008)	$(180,428)	$(109,343)
Comprehensive loss	$(2,927,401)	$(6,224,963)	$(6,695,529)	$(11,992,339)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	34,599,119	$346	$115,772,085	—	$—	$(430,947)	$(133,396,933)	(18,055,449)
Net loss	—	—	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	—	—	45,167	—	45,167
Issuance of related party note (Note 8)	—	—	792,878	—	—	—	—	792,878
Exercise of stock options and employee share purchases	22,851	—	6,896	—	—	—	—	6,896
Vesting of nonvested shares	77,086	1	(1)	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	—	—	27,033
Balance at March 31, 2024	34,699,056	$347	$117,296,454	—	$—	$(385,780)	$(137,210,228)	$(20,299,207)
Net loss	—	—	—	—	—	—	(2,701,806)	(2,701,806)
Other comprehensive loss	—	—	—	—	—	(225,595)	—	(225,595)
Grant and recognition of stock options	—	—	818,864	—	—	—	—	818,864
Recognition of parent stock options	—	—	25,313	—	—	—	—	25,313
Option exercises	28,655	—	6,288	—	—	—	—	6,288
Vesting of nonvested shares	77,809	1	(1)	—	—	—	—	—
Sale of shares in private placement	4,640,000	46	5,799,954	—	—	—	—	5,800,000
Balance at June 30, 2024	39,445,520	$394	$123,946,872	—	$—	$(611,375)	$(139,912,034)	$(16,576,143)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	$(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)
Net loss	—	—	—	—	—	—	(6,196,955)	(6,196,955)
Other comprehensive loss	—	—	—	—	—	(28,008)	—	(28,008)
Grant and recognition of stock options	—	—	864,918	—	—	—	—	864,918
Recognition of parent stock options	—	—	33,347	—	—	—	—	33,347
Option exercises	32,211	—	22,020	—	—	—	—	22,020
Vesting of nonvested shares	46,313	1	(1)	—	—	—	—	—
Share retirement	(192)	—	—	—	—	—	—	—
Issuance of shares for employee bonuses	127,026	1	285,094	(42,120)	(97,718)	—	—	187,377
Retirement of treasury shares	(42,120)	—	—	42,120	97,718	—	—	97,718
Balance at June 30, 2023	34,462,679	$345	$113,728,172	—	$—	$(401,811)	$(122,822,070)	$(9,495,364)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,515,101)	$(11,882,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	98,931	97,592
Share-based compensation	1,028,880	1,819,404
Gain on deconsolidation	(185,352)	—
Gain on forgiveness of liability	—	(266,780)
Change in fair value of related party note	169,414	—
Interest accrued on related party note	29,167	—
Changes in operating assets and liabilities:
Prepaid expenses	(46,394)	33,151
Accounts payable	(709,213)	(965,909)
Accrued liabilities and other current liabilities	44,859	1,151,422
Other operating assets and liabilities	1,251,922	1,496,682
Net cash used in operating activities	(4,832,887)	(8,517,434)
Cash flows from investing activities:
Purchases of plant and equipment	—	(50,518)
Net cash used in investing activities	—	(50,518)
Cash flows from financing activities:
Proceeds from issuance of related party note	5,000,000	—
Proceeds from sale of shares in private placement	5,800,000	—
Proceeds from employee stock purchases and option exercises	13,184	67,516
Purchase of treasury shares to satisfy tax withholdings	—	(477,639)
Net cash provided by (used in) financing activities	10,813,184	(410,123)
Effect of exchange rate changes on cash	(33,858)	(35,464)
Net increase (decrease) in cash and cash equivalents	5,946,439	(9,013,539)
Cash and cash equivalents, beginning of period	3,367,229	19,635,725
Cash and cash equivalents, end of period	$9,313,668	$10,622,186
Supplemental cash flow information:
Cash paid for interest	$6,414	$16,825
Supplemental disclosures - non-cash activities:
Purchases of plant and equipment in accounts payable and accrued liabilities	$—	$23,042
Issuance of stock options for payment of certain employee bonuses	539,893	—
Issuance of related party note (Note 8)	792,878	—
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	—	1,011,358

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Business and Liquidity

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical-stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf, invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells, and suppress graft-versus-host-disease. MiNK’s proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, the Company believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of June 30, 2024, MiNK had an accumulated deficit of $139.9 million and cash and cash equivalents of $9.3 million.

MiNK believes that its cash and cash equivalents balance will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because MiNK is dependent on its parent, Agenus Inc. ("Agenus"), for certain services and deferral of related payments as discussed in Note 7, and Agenus has recently disclosed the existence of a substantial doubt about its ability to continue as a going concern, in accordance with the relevant accounting guidance, the Company is also required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. To support its liquidity requirements beyond one year from when these financial statements are issued, the Company will require additional funding. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

(2) Significant Accounting Policies

Fair Value Option

Under the Fair Value Option subsection of Accounting Standards Codification Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company has elected to report the related party note it issued to Agenus on February 12, 2024 (the “Note”) at fair value. The fair value of the Note is determined on a scenario based present value methodology. The outstanding principal amount of the Note was $5.0 million at June 30, 2024.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

In the quarter ended June 30, 2024, the Company deconsolidated a foreign subsidiary and recognized a gain of approximately $185,000, included in "Other income, net" on its condensed consolidated statements of operations and comprehensive loss.

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2024 and 2023, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2024	2023
Stock options	8,988,818	6,834,743
Non-vested shares	770,423	756,517

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$9,138	$9,138	$2,899	$2,899

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Payroll	$1,313	$1,831
Professional fees	566	398
Research services	255	302
Contract manufacturing costs	2,430	2,430
Other	63	76
Total	$4,627	$5,037

Other current liabilities of $2.3 million as of both June 30, 2024 and December 31, 2023, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six-month period ended June 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,945,716	$2.03
Granted	2,140,875	0.87
Exercised	(44,124)	0.15
Forfeited	(46,818)	2.17
Expired	(6,831)	2.27
Outstanding at June 30, 2024	8,988,818	$1.76	7.47	$2,103,548
Vested or expected to vest at June 30, 2024	8,988,818	$1.76	7.47	$2,103,548
Exercisable at June 30, 2024	5,498,138	$1.52	6.85	$1,998,423

The weighted average grant-date fair values of options granted during the six months ended June 30, 2024 and 2023 were $0.69 and $1.70, respectively. During the six months ended June 30, 2024 and 2023, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date except certain awards dated January 16, 2024. In January 2024, the Company's Board of Directors approved certain awards. However, the awards were not communicated to employees until May 2024. Accordingly, these awards have a grant date of May 2024, with an exercise price as of the date the Board of Directors approved the awards in January 2024.

As of June 30, 2024, there was $3.6 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 1.5 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the six-month period ended June 30, 2024 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	789,503	$1.18
Granted	135,815	0.97
Vested	(154,895)	1.06
Forfeited	—	—
Outstanding at June 30, 2024	770,423	$1.17

As of June 30, 2024, there was $0.8 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 4.2 years.

During the six months ended June 30, 2024, 7,382 shares were issued under the 2021 Employee Stock Purchase Plan, 44,124 shares were issued as a result of stock option exercises and 154,895 shares were issued as a result of the vesting of non-vested stock.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and six months ended June 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$347	$141	$469	$282
General and administrative	497	757	1,100	1,537
Total share-based compensation expense	$844	$898	$1,569	$1,819

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

Allocation of Agenus services, net of approximately $216,000 and $290,000 for the three months ended June 30, 2024 and 2023, respectively, and $443,000 and $596,000 for the six months ended June 30, 2024 and 2023, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $12.3 million as of June 30, 2024, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of the related party balance prior to September 30, 2025.

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

The Company may draw down on the principal amount of the Note from time to time with Agenus’s consent in any increment, either in the form of advancements or payments made by Agenus on the Company’s behalf. The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as defined in the Note, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at Agenus’ election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon a change of control, the Company will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of June 30, 2024, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $29,000 and an effective interest rate of 17.5%.

In January 2023, the Company's CEO (“Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Counsel and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In January 2023 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of four years and in June 2024 she was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2024. As of June 30, 2024, the Company had entered into work orders with Atlant totaling approximately $187,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and six months ended June 30, 2024, approximately $5,000 and $18,400, respectively, and for the three and six months ended June 30,

2023, approximately $13,700 and $21,700, respectively, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended June 30, 2024 and 2023, and continues to do so. For the three and six months ended June 30, 2024, the Company expensed Wolf Greenfield fees totaling approximately $51,200 and $78,700, respectively, and for the three and six months ended June 30, 2023, the Company expensed Wolf Greenfield fees totaling approximately $58,000 and $97,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period was an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at June 30, 2024 was $4.4 million, based on the Level 2 valuation hierarchy of the fair value measurements standard using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date. As of June 30, 2024 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The subsequent difference between the fair value of the Note at issuance and the fair value of the Note as of June 30, 2024 was recorded in "Operating expenses" in the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024.

(9) Equity

In May 2024, the Company entered into a Stock Purchase Agreement with an investor (the “Purchaser”), pursuant to which the Company issued and sold an aggregate of 4,640,000 shares of common stock, at a purchase price of $1.25 per share, a 25% premium to the 30-day volume-weighted average stock price, or an aggregate purchase price of approximately $5.8 million. The Purchaser has agreed not sell of any of the common stock prior to November 9, 2024 and to vote all of the shares of common stock that it then owns in accordance with the recommendation of the Company’s board of directors on all matters presented to the Company’s stockholders through May 14, 2025.

(10) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention.

(11) Recent Accounting Pronouncements

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2024 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MiNK Therapeutics, Inc. (“we,” “us” and “our”) is a clinical-stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

Our business activities include product research and development, manufacturing, regulatory and clinical development, corporate finance, and support of our collaborations. To be successful, our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are a party to an Amended and Restated Intercompany Services Agreement and an Intellectual Property Assignment and License Agreement with Agenus Inc. ("Agenus"). Under the Amended and Restated Intercompany Services Agreement, Agenus provides us with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support, and we and Agenus provide each other with certain research and development services and other support services, including legal and regulatory support. We are also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for us contributing a proportionate payment for the use of such facilities and equipment, and we will be covered by certain Agenus insurance policies, subject to certain conditions, including us paying the cost of such coverage. Under the Intellectual Property Assignment and License Agreement, Agenus exclusively assigned patent rights and know-how related to our technology to us. We also have a field-limited exclusive license under certain Agenus patents and know-how; and we retain the rights to expand a proprietary pipeline of products and technologies.

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. iNKTs are a potent class of immune cells and serve as master regulators of immune response, possessing the killing power of NK cells and the memory of T-cells. Our proprietary manufacturing platform enables the infusion of these cells in billion-fold quantities, equipping the immune system to combat cancer and other life-threatening diseases. We have successfully established and launched in-house iNKT cell manufacturing and product release capacity, capable of supplying over 5,000 doses annually through a U.S. Food and Drug Administration (“FDA”)-cleared, scalable, fully closed, and automated process.

Our clinical development of agenT-797 is advancing in multiple therapeutic areas of significant unmet needs. These include an Phase 2 trial in 2L gastric cancer and viral acute respiratory distress syndrome (“ARDS”) in populations of patients where there are critical gaps in current treatment options.

In solid cancers, we completed a Phase 1 clinical trial of agenT-797 in solid tumor cancers, both as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors pembrolizumab and nivolumab. The trial demonstrated durable clinical benefits with a tolerable safety profile across various heavily pre-treated solid tumors, including non-small cell lung cancer (“NSCLC”), testicular cancer, and gastric cancer. Notably, the median progression-free survival exceeded six months, with approximately 30% of patients experiencing durable disease stabilization, even in cancers refractory to prior therapies such as pembrolizumab and nivolumab. Building on these results, a randomized, Phase 2 investigator-sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center is actively enrolling. This trial aims to evaluate the clinical safety and efficacy of the combination of agenT-797, botensilimab (a novel Fc-enhanced CTLA-4 inhibitor), balstilimab (anti-PD-1), ramucirumab, and paclitaxel in patients with previously treated, advanced esophageal, gastric, or gastroesophageal junction adenocarcinoma. The study, which is expected to enroll approximately 38 patients with advanced, unresectable, or metastatic forms of these cancers, is a priority program for us. Encouraging activity was observed with agenT-797 in both monotherapy and combination settings, with durable responses and disease stabilization, as presented at the American Association for Cancer Research (“AACR”) and more recently at the Society for Immunotherapy of Cancer (“SITC”) conference in November 2023.

In inflammatory diseases, we have completed a phase 1 study of agenT-797 in viral ARDS, leveraging the unique anti-inflammatory properties of iNKT cells. Results from our Phase 1 study were published in Nature Communications and presented at the American Thoracic Society International Conference over the past two years. We reported an encouraging survival benefit of 75%, compared to approximately 10-22% in an in-hospital control group and time-matched data from the Centers for Disease Control and Prevention. In a cohort of 21 patients on mechanical ventilation, survival rates exceeded 70%, with an 80% survival rate among those on venovenous extracorporeal membrane oxygenation. In addition to a survival benefit, agenT-797 improved lung function and significantly reduced inflammation and secondary infections, which are major contributors to comorbidity and mortality in intensive care units. Given the lack of approved therapies for ARDS, we plan to advance agenT-797 in viral ARDS through strategic collaborations and non-dilutive external financing into a randomized Phase 2 trial.

Our pipeline is advancing next-generation allogeneic, engineered iNKT programs. Our two most advanced engineered programs are (1) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT and (2) MiNK-413, an IL-15 armored CAR-iNKT program targeting BCMA program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 has demonstrated efficacy in NSCLC and melanoma preclinical models, promoting curative responses, eliminating tumor burden in the lungs, and enhancing tumor specific CD8+ T cell infiltration through tumor stroma. These data and programs were presented at AACR in 2024, International Cancer Immunotherapy Conference in 2023, SITC in 2023, and the American Society of Cell and Gene Therapy in 2023. Most recently, preclinical data from MiNK-215 in microsatellite stability colorectal cancer liver metastases were presented at AACR 2024. This presentation highlighted MiNK-215’s potent anti-tumor activity, immune activation, and tumor stroma remodeling against this difficult-to-treat solid tumor setting. Investigational new drug (“IND”) enabling activities are underway we expect to submit an IND to the FDA in 2025.

In December 2023, we announced a collaboration with ImmunoScape, Inc. ("ImmunoScape") to discover and develop next-generation T-cell receptor therapies against novel targets in solid tumors. We will combine our unique, proprietary library of T cell antigens with ImmunoScape’s platform for rapid discovery of novel T cell receptors. ImmunoScape’s unique Deep Immunomics platform enables high-throughput and sensitive screening of T cells against relevant tumor targets for the rapid discovery of rare, therapeutically-relevant T-cell receptors (“TCRs”). We have a proprietary library of phospho-peptide neoantigens derived from a wide range of solid tumors and hematologic malignancies. In this collaborative effort, ImmunoScape will leverage its capabilities in multiplex antigen screening and in-depth T cell profiling to identify relevant TCRs targeting the library of phospho-peptide antigens. We will further characterize these tumor-specific TCRs, leveraging our proprietary capabilities to analyze and select TCR candidates for optimal tumor targeting. Any intellectual property resulting from the arrangement would be jointly owned by the parties.

Historical Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 60% to $1.8 million for the three months ended June 30, 2024 from $4.6 million for the three months ended June 30, 2023. This decrease is primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 41% to $1.1 million for the three months ended June 30, 2024 from $1.8 million for the three months ended June 30, 2023. This decrease is primarily due to decreased personnel costs, mainly due to decreased share based compensation expense.

Other income, net

Other income, net of approximately $331,000 for the three months ended June 30, 2024 consists primarily of the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the United Kingdom (“UK”).

Interest income, net

Interest income decreased $108,000 for the three months ended June 30, 2024, from income of approximately $146,000 for the three months ended June 30, 2023 to income of approximately $38,000 for the three months ended June 30, 2024, primarily due to decreased interest earned on our money market funds and interest expense accrued under our related party note (the “Note”).

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 50% to $4.4 million for the six months ended June 30, 2024 from $8.8 million for the six months ended June 30, 2023. This decrease is primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 32% to $2.3 million for the six months ended June 30, 2024 from $3.4 million for the six months ended June 30, 2023. This decrease is primarily due to decreased personnel costs, mainly due to decreased share based compensation expense.

Other income, net

Other income, net of approximately $331,000 for the six months ended June 30, 2024 consists primarily of the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK.

Interest income, net

Interest income decreased $259,000 for the six months ended June 30, 2024, from income of $314,000 for the six months ended June 30, 2023 to income of $55,000 for the six months ended June 30, 2024, primarily due to decreased interest earned on our money market funds and interest expense accrued under the Note.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the six months ended June 30,	For the years ended December 31,
	2024	2023	2022
Payroll and personnel costs	$2,735,773	$6,814,210	$5,729,235
Professional fees	644,731	5,283,439	11,607,709
Allocated services	180,579	500,280	1,284,920
Materials and other	828,272	2,892,068	4,493,259
Total	$4,389,355	$15,489,997	$23,115,123

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $139.9 million as of June 30, 2024. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

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

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of June 30, 2024, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We recognized the grant portion received as income during the years ended December 31, 2019 and 2020. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at June 30, 2024. On May 13, 2024, the tribunal de l’entreprise du Brabant Wallon appointed a bankruptcy trustee and declared AgenTus Therapeutics SA bankrupt.

We had a Note outstanding as of June 30, 2024 of $5.0 million in principal plus accrued and unpaid interest of approximately $29,000. The Note provides that we will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a Stock Purchase Agreement with an investor, pursuant to which we issued and sold an aggregate of 4,640,000 shares of common stock, at a purchase price of $1.25 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of June 30, 2024 was $9.3 million. We believe that our cash and cash equivalents balance will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because we are dependent on our parent, Agenus, for certain services and deferral of related payments as discussed in Note 7 to our interim condensed consolidated financial statements, and Agenus has recently disclosed the existence of a substantial doubt about its ability to continue as a going concern, in accordance with the relevant accounting guidance, we are also required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. To support our liquidity requirements beyond one year from when these financial statements are issued we will require additional funding. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $4.8 million and $8.5 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1*	Stock Purchase Agreement, by and between MiNK Therapeutics, Inc. and the investor named therein, dated May 13, 2024.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)