Form 10-Q
period 2024-09-30
MiNK Therapeutics, Inc.
filed 2024-11-14
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 39,549,975 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$6,328,239	$3,367,229
Prepaid expenses	235,786	53,111
Other current assets	11,195	177,964
Total current assets	6,575,220	3,598,304
Equipment, net of accumulated depreciation of $476,741 and $495,638 at September 30, 2024 and December 31, 2023, respectively	799,522	953,977
Total assets	$7,374,742	$4,552,281
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,361,175	$3,911,973
Accrued liabilities	2,645,494	5,037,361
Other current liabilities	2,392,324	2,453,251
Total current liabilities	7,398,993	11,402,585
Related party note	4,611,644	—
Other long-term liabilities	2,942	48,072
Due to related parties	12,915,252	11,157,073
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 39,549,975 and 34,599,119 shares issued at September 30, 2024 and December 31, 2023, respectively	395	346
Additional paid-in capital	124,836,985	115,772,085
Accumulated other comprehensive loss	(672,838)	(430,947)
Accumulated deficit	(141,718,631)	(133,396,933)
Total stockholders’ deficit	(17,554,089)	(18,055,449)
Total liabilities and stockholders’ deficit	$7,374,742	$4,552,281

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$540,638	$3,427,373	$4,929,993	$12,179,365
General and administrative	1,163,033	1,796,188	3,505,260	5,241,636
Change in fair value of related party note	180,941	—	350,355	—
Operating loss	(1,884,612)	(5,223,561)	(8,785,608)	(17,421,001)
Other income, net:
Interest income, net	78,015	107,287	132,995	421,731
Other income, net	—	8	330,915	8
Net loss	$(1,806,597)	$(5,116,266)	$(8,321,698)	$(16,999,262)
Per common share data:
Basic and diluted net loss per common share	$(0.05)	$(0.15)	$(0.22)	$(0.50)
Weighted average number of common shares outstanding	39,533,702	34,497,595	37,115,072	34,293,137
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(61,463)	$88,623	$(241,891)	$(20,720)
Comprehensive loss	$(1,868,060)	$(5,027,643)	$(8,563,589)	$(17,019,982)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	34,599,119	$346	$115,772,085	—	$—	$(430,947)	$(133,396,933)	(18,055,449)
Net loss	—	—	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	—	—	45,167	—	45,167
Issuance of related party note (Note 8)	—	—	792,878	—	—	—	—	792,878
Exercise of stock options and employee share purchases	22,851	—	6,896	—	—	—	—	6,896
Vesting of nonvested shares	77,086	1	(1)	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	—	—	27,033
Balance at March 31, 2024	34,699,056	$347	$117,296,454	—	$—	$(385,780)	$(137,210,228)	$(20,299,207)
Net loss	—	—	—	—	—	—	(2,701,806)	(2,701,806)
Other comprehensive loss	—	—	—	—	—	(225,595)	—	(225,595)
Grant and recognition of stock options	—	—	818,864	—	—	—	—	818,864
Recognition of parent stock options	—	—	25,313	—	—	—	—	25,313
Option exercises	28,655	—	6,288	—	—	—	—	6,288
Vesting of nonvested shares	77,809	1	(1)	—	—	—	—	—
Sale of shares in private placement	4,640,000	46	5,799,954	—	—	—	—	5,800,000
Balance at June 30, 2024	39,445,520	$394	$123,946,872	—	$—	$(611,375)	$(139,912,034)	$(16,576,143)
Net loss	—	—	—	—	—	—	(1,806,597)	(1,806,597)
Other comprehensive loss	—	—	—	—	—	(61,463)	—	(61,463)
Grant and recognition of stock options	—	—	857,812	—	—	—	—	857,812
Recognition of parent stock options	—	—	25,501	—	—	—	—	25,501
Exercise of stock options and employee share purchases	38,116	—	6,801	—	—	—	—	6,801
Vesting of nonvested shares	66,339	1	(1)	—	—	—	—	—
Balance at September 30, 2024	39,549,975	$395	$124,836,985	—	$—	$(672,838)	$(141,718,631)	$(17,554,089)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2022	33,856,428	$339	$110,829,900	—	$—	$(292,468)	$(110,939,074)	$(401,303)
Net loss	—	—	—	—	—	—	(5,686,041)	(5,686,041)
Other comprehensive loss	—	—	—	—	—	(81,335)	—	(81,335)
Exercise of stock options and employee share purchases	99,555	1	45,495	—	—	—	—	45,496
Vesting of nonvested shares	30,413	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	887,811	—	—	—	—	887,811
Recognition of parent stock options	—	—	33,328	—	—	—	—	33,328
Issuance of shares for employee bonuses	476,804	5	726,260	(163,759)	(379,921)	—	—	346,344
Retirement of treasury shares	(163,759)	(2)	—	163,759	379,921	—	—	379,919
Balance at March 31, 2023	34,299,441	$343	$112,522,794	—	$—	$(373,803)	$(116,625,115)	$(4,475,781)
Net loss	—	—	—	—	—	—	(6,196,955)	(6,196,955)
Other comprehensive loss	—	—	—	—	—	(28,008)	—	(28,008)
Grant and recognition of stock options	—	—	864,918	—	—	—	—	864,918
Recognition of parent stock options	—	—	33,347	—	—	—	—	33,347
Option exercises	32,211	—	22,020	—	—	—	—	22,020
Vesting of nonvested shares	46,313	1	(1)	—	—	—	—	—
Share retirement	(192)	—	—	—	—	—	—	—
Issuance of shares for employee bonuses	127,026	1	285,094	(42,120)	(97,718)	—	—	187,377
Retirement of treasury shares	(42,120)	—	—	42,120	97,718	—	—	97,718
Balance at June 30, 2023	34,462,679	$345	$113,728,172	—	$—	$(401,811)	$(122,822,070)	$(9,495,364)
Net loss	—	—	—	—	—	—	(5,116,266)	(5,116,266)
Other comprehensive income	—	—	—	—	—	88,623	—	88,623
Grant and recognition of stock options	—	—	906,150	—	—	—	—	906,150
Recognition of parent stock options	—	—	33,114	—	—	—	—	33,114
Exercise of stock options and employee share purchases	12,761	—	2,950	—	—	—	—	2,950
Vesting of nonvested shares	44,100	—	—	—	—	—	—	—
Balance at September 30, 2023	34,519,540	$345	$114,670,386	—	$—	$(313,188)	$(127,938,336)	$(13,580,793)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(8,321,698)	$(16,999,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	161,568	151,045
Share-based compensation	1,420,178	2,758,668
Gain on deconsolidation	(185,352)	—
Gain on forgiveness of liability	(1,788,204)	(266,780)
Change in fair value of related party note	350,355	—
Interest accrued on related party note	54,167	—
Changes in operating assets and liabilities:
Prepaid expenses	(183,167)	256,668
Accounts payable	(1,556,563)	(1,544,216)
Accrued liabilities and other current liabilities	390,524	760,583
Other operating assets and liabilities	1,830,383	2,156,714
Net cash used in operating activities	(7,827,809)	(12,726,580)
Cash flows from investing activities:
Purchases of plant and equipment	—	(73,561)
Net cash used in investing activities	—	(73,561)
Cash flows from financing activities:
Proceeds from issuance of related party note	5,000,000	—
Proceeds from sale of shares in private placement	5,800,000	—
Proceeds from employee stock purchases and option exercises	19,989	70,466
Purchase of treasury shares to satisfy tax withholdings	—	(477,637)
Net cash provided by (used in) financing activities	10,819,989	(407,171)
Effect of exchange rate changes on cash	(31,170)	(29,559)
Net increase (decrease) in cash and cash equivalents	2,961,010	(13,236,871)
Cash and cash equivalents, beginning of period	3,367,229	19,635,725
Cash and cash equivalents, end of period	$6,328,239	$6,398,854
Supplemental cash flow information:
Cash paid for interest	$9,027	$21,439
Supplemental disclosures - non-cash activities:
Issuance of stock options for payment of certain employee bonuses	$1,031,908	$—
Issuance of related party note (Note 8)	792,878	—
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	—	1,011,358

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of September 30, 2024, MiNK had an accumulated deficit of $141.7 million and cash and cash equivalents of $6.3 million. MiNK believes that its cash and cash equivalents balance, plus anticipated funding from partnerships, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management continually monitors MiNK's liquidity position and adjusts spending as needed in order to preserve liquidity. To support its liquidity requirements the Company will require additional funding. Potential sources of additional funding for the Company include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for the Company's portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants, collaborations, and providing fee-based services to strengthen the Company's balance sheet, and (3) potential of equity or debt financing options.

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

(2) Significant Accounting Policies

Fair Value Option

Under the Fair Value Option subsection of Accounting Standards Codification Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company has elected to report the related party note it issued to Agenus on February 12, 2024, under the Convertible Promissory Note Purchase Agreement (the “Purchase Agreement” or “Note”) at fair value. The fair value of the Note is determined on a scenario based present value methodology. The outstanding principal amount of the Note was $5.0 million at September 30, 2024.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

In the nine months ended September 30, 2024, the Company deconsolidated a foreign subsidiary and recognized a gain of approximately $185,000, included in "Other income, net" on its condensed consolidated statements of operations and comprehensive loss.

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2024 and 2023, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2024	2023
Stock options	8,952,525	6,771,190
Non-vested shares	784,583	766,786

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$6,093	$6,093	$2,899	$2,899

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Payroll	$910	$1,831
Professional fees	481	398
Research services	613	302
Contract manufacturing costs	641	2,430
Other	—	76
Total	$2,645	$5,037

The above contract manufacturing costs balance as of September 30, 2024 reflects the forgiveness of certain previously recorded liabilities during the quarter ended September 30, 2024. The associated reversal of previously recorded expense was recognized as a reduction to research and development expense.

Other current liabilities of $2.3 million as of both September 30, 2024 and December 31, 2023, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the nine-month period ended September 30, 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	6,945,716	$2.03
Granted	2,140,875	0.87
Exercised	(74,230)	0.09
Forfeited	(52,602)	2.03
Expired	(7,234)	2.27
Outstanding at September 30, 2024	8,952,525	$1.77	7.23	$1,506,311
Vested or expected to vest at September 30, 2024	8,952,525	$1.77	7.23	$1,506,311
Exercisable at September 30, 2024	6,274,811	$1.45	6.95	$1,506,311

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2024 and 2023 were $0.69 and $1.79, respectively. During the nine months ended September 30, 2024 and 2023, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date except certain awards dated January 16, 2024. In January 2024, the Company's Board of Directors approved certain awards. However, the awards were not communicated to employees until May 2024. Accordingly, these awards have a grant date of May 2024, with an exercise price as of the date the Board of Directors approved the awards in January 2024.

As of September 30, 2024, there was $2.7 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 1.5 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the nine-month period ended September 30, 2024 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	789,503	$1.18
Granted	216,314	0.92
Vested	(221,234)	1.04
Forfeited	—	—
Outstanding at September 30, 2024	784,583	$1.15

As of September 30, 2024, there was $0.7 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 3.9 years.

During the nine months ended September 30, 2024, 15,392 shares were issued under the 2021 Employee Stock Purchase Plan, 74,230 shares were issued as a result of stock option exercises and 221,234 shares were issued as a result of the vesting of non-vested stock.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and nine months ended September 30, 2024 and 2023, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$353	$105	$822	$387
General and administrative	530	834	1,630	2,372
Total share-based compensation expense	$883	$939	$2,452	$2,759

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

Allocation of Agenus services, net of approximately $294,000 and $236,000 for the three months ended September 30, 2024 and 2023, respectively, and $737,000 and $832,000 for the nine months ended September 30, 2024 and 2023, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $12.9 million as of September 30, 2024, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of the related party balance prior to December 31, 2025.

On February 12, 2024, the Company and Agenus entered into a Convertible Promissory Note Purchase Agreement pursuant to which the Company issued to Agenus a convertible promissory note in the principal amount of up to $5.0 million. The Purchase Agreement sets forth the terms and conditions, including representations and warranties, for the Company’s issuance and sale of the Note to Agenus.

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

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of September 30, 2024, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $54,167 and an effective interest rate of 17.5%.

In January 2023, the Company's CEO (“Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In January 2023 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of four years and in June 2024 she was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

In 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. These services are expected to be completed in 2024. As of September 30, 2024, the Company had entered into work orders with Atlant totaling approximately $193,000, plus out of pocket expenses which are to pass through to Company at cost. For the three and nine months ended September 30, 2024, approximately $2,500 and $21,000, respectively, and for the three and nine months ended September 30, 2023, approximately $4,000 and $26,000, respectively, related to these services is included in “Research and development” expense in the Company’s condensed consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended September 30, 2024 and 2023, and continues to do so. For the three and nine months ended September 30, 2024, the Company expensed Wolf Greenfield fees totaling approximately $42,000 and $121,000, respectively, and for the three and nine months ended September 30, 2023, the Company expensed Wolf Greenfield fees totaling approximately $58,000 and $155,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at September 30, 2024 was $4.6 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of September 30, 2024 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The subsequent difference between the fair value of the Note at issuance and the fair value of the Note as of September 30, 2024 was recorded in "Operating expenses" in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.

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

On September 13, 2024, MiNK received a letter (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that for the previous 30 consecutive trading days the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq has provided the Company with 180 calendar days, or until March 12, 2025, to regain compliance. To regain compliance, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive trading days.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to the Nasdaq Hearings Panel (the “Panel”). The Company will continue to monitor its MVLS and consider its available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain compliance with the MVLS Rule.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2024 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(12) Subsequent Events

On February 26, 2024, the Company received a letter (the “Minimum Bid Price Notice”) from Nasdaq notifying the Company that its common stock, $0.00001 par value per share (the “Common Stock”), failed to comply with the $1 minimum bid price required for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) based upon the closing bid price of the Common Stock for the 30 consecutive trading days prior to the date of the Minimum Bid Price Notice from Nasdaq and, in accordance with the Nasdaq Listing Rules, the Company was provided a 180-calendar day grace period to regain compliance with the minimum bid price requirement set forth in the Minimum Bid Price Rule, through August 26, 2024.

On August 27, 2024, the Company received formal notice from Nasdaq stating the Company was unable to regain compliance with the Minimum Bid Price Requirement. The Company appealed and had a hearing before the Panel. On October 21, 2024, MiNK was informed by Nasdaq that the Panel made a determination to grant the request of the Company to continue its listing on The Nasdaq Stock Market subject to, that on or before February 10, 2025, the Company shall demonstrate compliance with the Minimum Bid Price Rule.

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

Our clinical development of agenT-797 is advancing in multiple therapeutic areas of significant unmet needs. These include a Phase 2 trial in 2L gastric cancer and viral acute respiratory distress syndrome (“ARDS”) in populations of patients where there are critical gaps in current treatment options.

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

Historical Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 84% to $0.5 million for the three months ended September 30, 2024 from $3.4 million for the three months ended September 30, 2023. This decrease is primarily due to a $1.8 million gain recorded from the forgiveness of certain previously recorded liabilities, decreased costs associated with both the timing of our clinical trials and pre-clinical activities, and decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 35% to $1.2 million for the three months ended September 30, 2024 from $1.8 million for the three months ended September 30, 2023. This decrease is primarily due to decreased personnel costs, mainly due to decreased share based compensation expense and decreased headcount.

Interest income, net

Interest income decreased $29,000 for the three months ended September 30, 2024, from income of $107,000 for the three months ended September 30, 2023 to income of $78,000 for the three months ended September 30, 2024, primarily due to decreased interest earned on our money market funds and interest expense accrued under our related party note (the “Note”).

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 60% to $4.9 million for the nine months ended September 30, 2024 from $12.2 million for the nine months ended September 30, 2023. This decrease is primarily due to a $1.8 million gain recorded from the forgiveness of certain previously recorded liabilities, decreased costs associated with both the timing of our clinical trials and pre-clinical activities, and decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 33% to $3.5 million for the nine months ended September 30, 2024 from $5.2 million for the nine months ended September 30, 2023. This decrease is primarily due to decreased personnel costs, mainly due to decreased share based compensation expense and decreased headcount.

Other income, net

Other income, net of approximately $331,000 for the nine months ended September 30, 2024 consists primarily of the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK.

Interest income, net

Interest income decreased $289,000 for the nine months ended September 30, 2024, from income of $422,000 for the nine months ended September 30, 2023 to income of $133,000 for the nine months ended September 30, 2024, primarily due to decreased interest earned on our money market funds and interest expense accrued under the Note.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the nine months ended September 30,	For the years ended December 31,
	2024	2023	2022
Payroll and personnel costs	$3,835,025	$6,814,210	$5,729,235
Professional fees	1,356,310	5,283,439	11,607,709
Forgiveness of liability	(1,788,204)	—	—
Allocated services	335,712	500,280	1,284,920
Materials and other	1,191,150	2,892,068	4,493,259
Total	$4,929,993	$15,489,997	$23,115,123

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $141.7 million as of September 30, 2024. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

In October 2021, we completed an initial public offering of 3,333,334 shares of our common stock, at a public offering price of $12.00 per share. The gross proceeds from the offering, before deducting underwriting discounts, commissions and other offering expenses, were approximately $46.0 million, which included the exercise of the underwriters option to acquire an additional 500,000 shares at the public offering price, which shares were delivered in November 2021. Underwriting discounts, commissions and other offering expenses, were approximately $6.2 million, resulting in net proceeds of approximately $39.8 million.

In December 2018, we entered into an agreement with the Walloon Region in which the Walloon Region agreed to provide a grant of up to €1.3 million and an advance of up to €8.3 million for the development of one of our research programs. As of September 30, 2024, we had received $881,000 of the grant portion and $5.2 million of the advance. During 2020, we discontinued research efforts related to this program, and in 2021 we provided additional information as requested by the Walloon Region to terminate the agreement. We learned in the second quarter of 2022 that the Walloon Region had obtained a default judgment in the amount of €2,086,712 for repayment of the advance. In view of the default judgment, we reduced the recorded liability and recorded a gain of approximately $2.7 million in our consolidated statement of operations for the year ended December 31, 2022. We have included the remaining balance of $2.3 million in other current liabilities in our condensed consolidated balance sheet at September 30, 2024. On May 13, 2024, the tribunal de l’entreprise du Brabant Wallon appointed a bankruptcy trustee and declared AgenTus Therapeutics SA bankrupt.

We had a Note outstanding as of September 30, 2024 of $5.0 million in principal plus accrued and unpaid interest of approximately $54,000. The Note provides that we will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a Stock Purchase Agreement with an investor, pursuant to which we issued and sold an aggregate of 4,640,000 shares of common stock, at a purchase price of $1.25 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of September 30, 2024 was $6.3 million. We believe that our cash and cash equivalents balance, plus anticipated funding from partnerships, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q.

Management continually monitors the Company's liquidity position and adjusts spending as needed in order to preserve liquidity. To support our liquidity requirements we will require additional funding. Potential sources of additional funding include: (1)

seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for our portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants, collaborations, and providing fee-based services to strengthen our balance sheet, and (3) potential of equity or debt financing options.

The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $7.8 million and $12.7 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MiNK Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)