Form 10-K
period 2024-12-31
MiNK Therapeutics, Inc.
filed 2025-03-18
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was: $13.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2025 was 3,966,392.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Report.

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

PART I

Item 1. Business.

MiNK Therapeutics, Inc. (“we,” “our,” or “MiNK”) is focused on developing innovative treatments for cancer and immune-mediated diseases using allogeneic, ex-vivo expanded invariant natural killer T ("iNKT") cells. iNKT cells represent a distinct T cell population, combining durable memory responses with the rapid cytolytic capabilities of natural killer ("NK") cells. This unique combination positions iNKT cells as an optimal platform for allogeneic therapy, given their natural homing capabilities, tumor clearance potential, and efficacy against infected cells.

Our approach includes advancing both native and engineered iNKT cell therapies, leveraging a pipeline composed of wholly owned or exclusively licensed assets. Additionally, we have developed a proprietary personalized neoantigen library to facilitate personalized T Cell Receptor ("TCR") development. This library enables us to identify patient-specific tumor neoantigens, which we use to create highly tailored TCR-based therapies. By harnessing these personalized neoantigen libraries, we aim to enhance precision, efficacy, and overall therapeutic outcomes for patients with various cancers and immune-mediated diseases. Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include but are not limited to solid tumor cancers, acute respiratory distress (“ARDS”) and other severe immune-related diseases, such as 2L gastric cancer, and graft-versus-host disease ("GvHD"). Our discovery efforts are focused applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including TCRs, CAR-INKTS (such as, MiNK-215, FAP-CAR-iNKT and MiNK-413. BCMA-CAR-iNKT), and engager technology.

The following table summarizes our current product development pipeline:

1Agenus Inc, therapeutic candidates botensilimab (BOT, Fc-enhanced anti-CTLA-4) and balstilimab (BAL, anti-PD-1).

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Our Phase 1 clinical trial has enrolled 34 patients and is evaluating agenT-797 in refractory solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab. Encouraging early activity was seen with agenT-797 monotherapy and combination, with reductions in target and non-target lesions and disease stabilization, which included a durable partial response in a PD-1 refractory gastric cancer patient. AgenT-797 also showed long-term persistence (detected in the periphery for up to 6 months), which was independent of human leukocyte antigen ("HLA") matching and in absence of lymphodepletion. These data were presented at Society of Immunotherapy for Cancer (“SITC”) in 2024. The data demonstrated agenT-797 alone or in combination with anti-PD-1 (nivo or pembro) elicited durable disease control in the majority of heavily pretreated patients. In addition, the presentation showed preclinical data of agenT-797 combined with bispecific engagers targeting antigens such as MUC16, HER2, Claudin 18.2, and DLL3. AgenT-797 promoted an increased T-cell activation, efficient tumor cell killing, and reduced exhaustion and myeloid cell activity. Further, a case study on the gastric cancer response was published in Oncogene in January 2024. Most recently, a Phase 2 investigator sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center was launched and the first patient was dosed in February 2024. This study is evaluating the clinical safety and efficacy of the combination of agenT-797, Agenus Inc.'s ("Agenus") botensilimab (a novel fc-enhanced CTLA-4 inhibitor) plus balstilimab (anti-PD-1) with ramucirumab and paclitaxel for patients with previously treated, advanced esophageal, gastric, or gastro-esophageal junction ("GEJ") adenocarcinoma. The study aims to enroll around 38 patients with advanced, unresectable, or metastatic forms of these cancers who have experienced disease progression after initial treatment. A poster presentation at the American Society of Clinical Oncology Gastrointestinal Cancers ("ASCO GI") Symposium in January 2025 highlighted this study. Initial results are expected in 2025.

With the unique circumstances presented by the COVID-19 pandemic, we initiated a Phase 1 clinical trial evaluating agenT-797 for the treatment of moderate to severe viral acute respiratory distress syndrome (ARDS), a condition lacking approved therapies. The U.S. Food and Drug Administration ("FDA") has emphasized the importance of this indication, providing clear guidance on development approaches and specifying relevant patient populations. In a cohort of 21 mechanically ventilated patients, overall survival exceeded 70%, with an 80% survival rate observed specifically among patients (n=5) undergoing veno-venous extracorporeal membrane oxygenation ("VV ECMO"). These findings demonstrated a notable improvement compared to a 10% survival rate observed in the contemporaneous in-hospital control group. Comprehensive results from this study were published in Nature Communications in February 2024. Additionally, detailed clinical data highlighting translational and mechanistic insights from a complex severe ARDS case treated with agenT-797 were presented at the American Thoracic Society ("ATS") Annual Meeting in May 2024. Earlier data focused specifically on VV ECMO patients were also presented at the ATS Annual Meeting in 2023. Moving forward, we plan to advance agenT-797 for viral ARDS in an externally funded, large-scale platform trial.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced preclinical engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen ("BCMA"), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 reported therapeutic activity in non-small cell lung cancer models, which resulted in substantial tumor elimination and improved survival compared to T cells alone. Data were reported at the 2023 American Society of Gene and Cell Therapy Annual Meeting. At the American Association for Cancer Research ("AACR") 2024 Annual Meeting, MiNK presented data that showcased MiNK-215’s activity in preclinical colorectal cancer models. In human organoid models of CRC with liver metastases, MiNK-215 potently enhanced tumor killing by T cells and was associated with depletion of immune suppressive FAP-expressing stellate cells and increased CD8+ T cell infiltration. Investigational new drug application (“IND”) enabling studies for MiNK-215 are underway.

We have achieved notable strides in the delivery of allogeneic iNKT cells, successfully treating nearly 100 patients across various immune-related diseases, including severe viral acute respiratory distress syndrome and solid tumor cancers. Moreover, our efforts have led to significant insights into the crucial mechanisms driving the activity of allo-iNKTs. With our vertically integrated capabilities and experienced leadership team, we remain fully dedicated to pioneering accessible and transformative cell therapy solutions to make a significant impact in the healthcare sector.

Our Strategy

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet needs. We believe that allogeneic iNKT cells exhibit highly adaptable properties for broad therapeutic development, and we plan to achieve our goal by executing a strategy with the following key elements:

•
Advance agenT-797, native iNKT cells, in cancer, including solid tumors, as monotherapy and in combination with checkpoint antibodies.
•
Validate broad applicability of iNKT cells through our opportunistic development of agenT-797 in severe viral acute respiratory distress syndrome, and other immune related diseases such as GvHD.
•
Apply our proprietary technologies to build a broad pipeline of engineered iNKT cells, starting with MiNK-215, FAP-CAR-iNKT, with IND enabling activities actively underway.
•
Continue to scale up our in-house manufacturing processes and build our capability to cost-efficiently optimize speed, control, flexibility and scalability.
•
Selectively explore additional strategic partnerships that can enhance the potential of our iNKT cell product candidates and combination therapies. We appreciate that there may be significant potential over time to enhance the efficacy and addressable population of our products through combination of our iNKT cells with other classes of therapeutics. In October 2024, we entered into a research collaboration with Autonomous Therapeutics, aimed at effectively targeting and treating metastatic tumors. This collaboration will leverage Autonomous’ precision encrypted RNA™ (encRNA) technology and MiNK’s innovative iNKT cell therapies, MiNK-215 and agenT-797. The companies will evaluate these technologies in state-of-the-art metastatic solid tumor models. In December 2023, we entered into a collaboration agreement with Immunoscape to discover and develop next-generation T-cell receptor ("TCR") therapies against novel targets in solid tumors. The collaboration aims to accelerate the development of TCR-based therapies against novel targets in T cells, iNKT cells, and other modalities, potentially offering new therapeutic approaches for diverse cancer indications. In September 2021,we entered into an Intellectual Property Assignment and License Agreement with Agenus (the “Agenus License Agreement”), which provides us with access to Agenus therapeutic candidates and adjuvants for use in our development activities, subject to rights retained by Agenus. We continue to explore further potential collaborations with third parties, either to bring in access to products or expertise to advance the development and further differentiate of our pipeline. Furthermore, if therapeutics areas of interest reveal themselves beyond our core areas of focus we may look to partner with appropriately qualified partners.

Our Approach to Cell Therapy – iNKT Cells

Engineered CAR-T cells have revolutionized treatment for B-cell malignancies but face significant practical, logistical, and toxicity limitations, prompting interest in alternative immune cells like NK cells, γδ T cells, and macrophages. Our approach harnesses iNKT cells, a unique subset combining durable memory of adaptive immunity with rapid cytolytic features of innate immunity, offering advantages over conventional therapies.

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

Our iNKT cells use an invariant TCR α-chain to recognize glycolipid antigens presented by the monomorphic CD1d molecule, supporting direct tumor killing and broad immune activation within the tumor microenvironment ("TME"). Clinically, higher iNKT cell presence correlates with improved cancer prognosis and reduced GvHD risk post-transplantation.

Key Features of iNKT Cells

Combine Features of Innate and Adaptive Immunity

iNKT cells uniquely combine TCR-mediated and NK-receptor-mediated mechanisms, enabling direct tumor targeting and powerful orchestration of the immune response within the TME. They directly eliminate immunosuppressive myeloid cells and activate NK and T cells, setting them apart from other innate lymphocytes.

Potent Anti-Tumor Activity

iNKT cells are primarily tissue-resident, ideal for homing in on solid tumors. They express an invariant TCR recognizing CD1d, a molecule widely expressed on tumors. This recognition enables rapid cytokine release and potent tumor-killing activity. Preclinical and clinical studies demonstrate iNKT cells’ ability to home directly to tumors, target diverse ligands (CD1d, NKG2D), and effectively modify the TME.

Naturally Suited for Allogeneic Therapy

iNKT cells inherently suppress GvHD, eliminating the need for gene editing and reducing associated toxicity. Higher iNKT cell counts after hematopoietic stem cell transplantation correlate with decreased GvHD risk.

Enhanced Tolerability

iNKT cells’ tissue-resident properties may enable better engraftment with reduced or no lymphodepletion, improving patient quality of life and maintaining a healthier immune system, vital for long-term cancer control.

Scalable and Efficient Manufacturing

Our proprietary process allows exponential expansion (>10,000-fold) of iNKT cells while preserving their full functional capabilities, immunomodulatory effects, and metabolic fitness, providing a scalable therapeutic solution.

Our iNKT Cell Platform

Our platform leverages the unique therapeutic features of native iNKT cells and advanced manufacturing and engineering capabilities, enabling us to produce highly pure, scalable, and off-the-shelf allogeneic therapies for global patient populations. Allogeneic iNKT cell therapies, derived from healthy donors, have the potential to rapidly treat patients upon diagnosis, enhance response rates and durability, broaden treatment indications, improve tolerability without the need for lymphodepletion, and achieve cost-effective scalability.

Key Platform Elements:

Novel Cell Type Bridging Innate and Adaptive Immunity: We utilize iNKT cells, uniquely positioned to bridge innate and adaptive immune responses, offering powerful tumor-killing properties of NK cells combined with durable memory capabilities of T cells, along with the ability to reshape the tumor microenvironment.

Broad Therapeutic Applications: Our pipeline includes both native and engineered iNKT cell therapies targeting multiple indications across oncology and immune-mediated diseases.

Demonstrated Clinical Proof-of-Concept in Phase 1 and 2 clinical trials: Established the safety, tolerability, and immune-modulatory effects of allogeneic iNKT cells in various cancer types and ARDS.

Advanced Proprietary Cell Engineering: Our proprietary cell engineering platforms include CARDIS, a hybrid phage and mammalian display technology enabling highly selective and functionally optimized CAR, TCR, and bispecific engager discovery. This technology produces candidates with improved pharmaceutical quality, minimal off-target toxicity, and reduced immunogenic risk through fully human antibody fragments.

Scalable, Proprietary Manufacturing Process: Our closed-system cGMP manufacturing process ensures minimized contamination risk and efficient production, enabling the generation of thousands of doses per healthy donor.

Strategic Access to Validated Immuno-Oncology Therapies: We maintain access to Agenus’ validated pipeline of immuno-oncology antibodies and adjuvants, enhancing our ability for rapid clinical development and flexible commercial opportunities.

Our Product Candidate

agenT-797

agenT-797, our allogeneic, native iNKT cell therapy, is our most advanced product candidate and is currently in clinical development across multiple different trials and indications, constituting a pipeline within a single product. In oncology, we have shown that agenT-797 cells have the potential to reduce or eliminate hematologic and solid tumor cancers as a monotherapy and in combination with checkpoint modulating antibodies, as they (1) home to sites of disease via CD1d and NK related ligands; (2) attack suppressive myeloid cells in the TME to eliminate tumor escape mechanisms; (3) recruit and activate NK cells and T cells for enhanced tumor killing (a distinguishing feature not shared by other innate lymphocytes such as NK and gamma delta T cells); and (4) promote tumor killing without lymphodepletion. In phase 1 and 2 clinical trials, our data demonstrated that agenT-797 appeared to overcome resistance to immune checkpoint inhibitors, with durable disease stabilization and a confirmed response in chemotherapy and anti-PD-1 refractory gastric cancer. A Phase 2 investigator sponsored trial is underway, evaluating agenT-797 in second-line gastroesophageal cancers.

agenT-797 – ARDS Secondary to Infectious Disease (i.e. COVID-19, Influenza)

In preclinical models, iNKT cells have been shown to promote viral clearance and increase secondary anti-viral responses, offering the potential to control inflammation and limit lung tissue damage resulting from ARDS secondary to infectious disease in humans. We completed a Phase 1/2 clinical trial of agenT-797 for the treatment of ARDS secondary to COVID-19, which was initiated during the height of the COVID-19 pandemic, and we subsequently expanded the trial to investigate viral ARDS secondary to other life-threatening infectious diseases, such as influenza In a cohort of 21 patients with mechanical ventilation, the survival rates from this study exceeded 70%, with a 80% survival rate among those patients (5) on VV ECMO. These data compared favorably to the 10% survival rate in the in-hospital control group at the same time. In addition to survival benefit, we demonstrated that we can dose the cells to 1x109 cells/dose with no related cytokine release syndrome or neurotoxicity and importantly, observed signals that the cells may prevent secondary infections.

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

Enhance iNKT Activity and Expand Targeting through Engineering

We are advancing a pipeline of allogeneic, engineered iNKT cell product candidates that leverage our proprietary technologies to enhance iNKT activity and expand tumor targeting through CARs, TCRs and bispecific iNKT engagers. Our two most advanced engineered programs are (1) MiNK-413, a BCMA-CAR-iNKT, and (2) MiNK-215, a FAP-CAR-iNKT. These programs are both in preclinical development with IND enabling underway for MiNK-215.In addition, we plan to utilize our bispecific iNKT engagers, TCRs and CAR technologies, as well as our access to a large portfolio of proprietary targets, to further expand our pipeline of novel allogeneic, engineered iNKT cell product candidates. We have entered into a collaboration agreement with Immunoscape to discover and develop next-generation TCR therapies against novel targets in solid tumors.

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

Our allogeneic iNKT manufacturing platform allows for cell manufacturing at step function improvement in scale cost, and availability. We currently conduct manufacturing for all native iNKT cells program in-house in Lexington, MA. Our automated, closed-system allogeneic cell product batch production is designed to provide rapid, scalable, production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. This closed-system process reduces hands-on time and optimizes personnel usage and facility qualification and validation processes. Our proprietary reagents and process generate a product that is over 99% pure iNKT cells that can be stably cryopreserved with full retention of functional properties. We believe this will enable us to further increase reproducibility, minimize run failures and greatly increase scalability.

Immuno-Oncology Combination Therapy Collaboration with Agenus

While we have retained the rights to develop our wholly owned or exclusively licensed pipeline independent of Agenus, we have entered into the Agenus License Agreement which provides us with access to immuno-oncology antibodies, adjuvants and other potential synergistic combinations. We intend to pursue the development of combination products between our allogeneic iNKT cell product candidates and products in Agenus’ immuno-oncology portfolio.

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

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights, trademark rights, proprietary procedures and contractual provisions. We seek to protect our intellectual property rights and proprietary technology in select key global markets. Further, in order to supplement our existing intellectual property protection and support commercialization of current and future product candidates, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. As of December 31, 2024, we own three issued U.S. patents and 15 pending patent applications in the U.S. and other major jurisdictions worldwide. One of the issued U.S. patents is directed to a process for the discovery of TCRs and the term of the patent is estimated to expire in 2041. The other two issued U.S. patents are intended to protect intellectual property relating to a TCR for cell therapy targeting NY-ESO-1 and a TCR for cell therapy targeting Phosphopeptides. The term of these two patents is estimated to expire in 2039. Patent term extensions, supplementary protection certificates, and regulatory exclusivity periods, including pediatric exclusivity periods might also be available.

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

Biosimilars and Exclusivity

The 2010 Patient Protection and Affordable Care Act (the "PPACA"), which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the "BPCIA"). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. The FDA has approved over 20 biosimilar products for use in the United States to date. No interchangeable biosimilars, however, have been approved.

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

Human Capital Resources and Employees

As of February 28, 2025, we had 23 full-time employees, 52% of whom have Ph.D. degrees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. Functions in legal, finance, information technology and human resources are provided by Agenus pursuant to a services agreement.

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
•
If we fail to raise additional capital, we would be forced to delay, reduce, or eliminate certain projects.
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

Since inception, we have incurred operating losses associated with our research, clinical development and manufacturing efforts. We have devoted substantially all of our efforts and financial resources in building our iNKT cell platform, identifying our current product candidates, conducting preclinical development and initiating clinical trials of agenT-797. Our net loss was $10.8 million and $22.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $144.2 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Our primary source of funding prior to our initial public offering was through Agenus. As of December 31, 2024, our cash balance was $4.6 million. We expect that our cash as of December 31, 2024, plus anticipated funding from corporate transactions, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned.

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

We regularly maintain cash balances at third-party financial institutions, such as Silicon Valley Bank (“SVB”), in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. In March 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Although all depositors of SVB retained access to all of their money, including funds held in uninsured deposit accounts, if another depository institution that holds our cash or cash equivalents is subject to other adverse conditions in the financial or credit markets, it could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements, and it is possible that such report on our financial statements may include such an explanation again in the future.

We believe we have sufficient capital, including the additional funding anticipated to be received subsequent to year end, to satisfy our liquidity requirements for more than one year from when the financial statements in this Annual Report on Form 10-K were issued. If we are unable to obtain sufficient funding to support our operations, we could be forced to delay, reduce or eliminate all of our research and development programs, or product portfolio expansion, our financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

Agenus beneficially owns approximately 55% of our outstanding common stock. Therefore, Agenus has the ability to substantially influence us through this ownership position. For example, Agenus may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions. Agenus could remain our controlling stockholder for an extended period of time or indefinitely. Even if Agenus were to control less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

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

We contract with third parties for the manufacture of GMP lentiviral vectors for our early phase programs. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any medicines that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

On January 28, 2025 we executed a 1:10 reverse stock split and in February 2025 we received letters from Nasdaq notifying the Company it had regained compliance with Nasdaq Listing Rules 5550(b)(2) and 5550(a)(2) and that it complies with the requirements for continued listing.

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

Holders

As of February 28, 2025, there were approximately 161 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

MiNK Therapeutics, Inc. (“we,” “us,” “our,” or “Company” ) is a clinical-stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer (“NK”) cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells and suppress Graft versus Host Disease (“GvHD”). Our proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, we believe that our approach represents a highly versatile application for therapeutic development in cancer and immune diseases. We are leveraging our platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cells.

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

Our research and development expenses for the years ended December 31, 2024 and 2023 were $6.3 million and $15.5 million, respectively. We have incurred losses since our inception. As of December 31, 2024, we had an accumulated deficit of $144.2 million.

Historical Results of Operations

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Research and development (“R&D”) expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 59% to $6.3 million for the year ended December 31, 2024 from $15.5 million for the year ended December 31, 2023. This decrease is primarily due to a $1.8 million gain recorded from the forgiveness of certain previously recorded liabilities in 2024, decreased costs associated with both the timing of our clinical trials and pre-clinical activities, and decreased personnel costs, primarily due to decreased headcount.

General and administrative (“G&A”) expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 42% to $4.3 million for the year ended December 31, 2024 from $7.4 million for the year ended December 31, 2023. This decrease is primarily due to decreased personnel costs, mainly due to decreased share based compensation expense and decreased headcount.

Other income (expense), net

Other income increased $0.3 million for the year ended December 31, 2024, from de minimis expense for the year ended December 31, 2023 to income of $0.3 million for the year ended December 31, 2024, due primarily to the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK, in the year ended December 31, 2024.

Interest income, net

Interest income decreased $291,000 for the year ended December 31, 2024, from income of $463,000 for the year ended December 31, 2023 to income of $173,000 for the year ended December 31, 2024, primarily due to decreased interest earned on our money market funds and interest expense accrued under the Note.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the years ended December 31,
	2024	2023
Payroll and personnel costs	$4,634,647	$6,814,210
Professional fees	1,353,448	5,283,439
Forgiveness of liability	(1,788,204)	—
Allocated services	517,861	500,280
Materials and other	1,618,323	2,892,068
Total	$6,336,075	$15,489,997

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $144.2 million as of December 31, 2024. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

We have a Note outstanding as of December 31, 2024 of $5.0 million in principal plus accrued and unpaid interest of approximately $79,000. The Note provides that we will pay Agenus on demand the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a stock purchase agreement with an investor, pursuant to which we issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of December 31, 2024 was $4.6 million. We believe that our cash and cash equivalents balance, plus anticipated funding from corporate transactions, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the years ended December 31, 2024 and 2023 was $9.6 million and $15.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MiNK Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MiNK Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 18, 2025

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$4,577,040	$3,367,229
Prepaid expenses	246,600	53,111
Other current assets	164,244	177,964
Total current assets	4,987,884	3,598,304
Equipment, net of accumulated depreciation of $524,639 and $495,638 as of December 31, 2024 and 2023, respectively	732,929	953,977
Total assets	$5,720,813	$4,552,281
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	2,728,212	3,911,973
Accrued liabilities	1,873,561	5,037,361
Other current liabilities	2,357,903	2,453,251
Total current liabilities	6,959,676	11,402,585
Related party note	4,924,612	—
Other long-term liabilities	—	48,072
Due to related parties	13,422,407	11,157,073
Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.00001 per share, 150,000,000 shares authorized, 3,963,045 and 3,459,910 shares issued and outstanding as of December 31, 2024 and 2023, respectively	40	35
Additional paid-in capital	125,227,389	115,772,396
Accumulated other comprehensive loss	(631,576)	(430,947)
Accumulated deficit	(144,181,735)	(133,396,933)
Total stockholders’ deficit	(19,585,882)	(18,055,449)
Total liabilities and stockholders’ deficit	$5,720,813	$4,552,281

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$6,336,075	$15,489,997
General and administrative	4,314,164	7,431,108
Change in fair value of related party note	638,046	—
Operating loss	(11,288,285)	(22,921,105)
Other income (expense), net:
Interest income, net	172,568	463,256
Other income (expense), net	330,915	(10)
Net loss	(10,784,802)	(22,457,859)
Per common share data:
Basic and diluted net loss per common share	$(2.86)	$(6.54)
Weighted average number of common shares outstanding	3,773,326	3,435,994
Other comprehensive loss
Foreign currency translation loss	(200,629)	(138,479)
Comprehensive loss	$(10,985,431)	$(22,596,338)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock			Treasury Stock
	Number of shares	Par Value	Additional Paid-In Capital	Number of shares	Amount	Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2022	3,385,642	$34	$110,830,205	—	$—	$(292,468)	$(110,939,074)	$(401,303)
Net Loss	—	—	—	—	—	—	(22,457,859)	(22,457,859)
Other comprehensive loss	—	—	—	—	—	(138,479)	—	(138,479)
Vesting of nonvested shares	17,519	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	14,452	—	70,466	—	—	—	—	70,466
Share retirement	(19)	—	0	—	—	—	—	0
Issuance of shares for services	2,520	—	30,000	—	—	—	—	30,000
Grant and recognition of stock options	—	—	3,698,436	—	—	—	—	3,698,436
Recognition of parent stock options	—	—	131,930	—	—	—	—	131,930
Issuance of shares for employee bonuses	60,383	1	1,011,361	(20,587)	(477,639)	—	—	533,723
Retirement of treasury shares	(20,587)	—	(2)	20,587	477,639	—	—	477,637
Balance at December 31, 2023	3,459,910	$35	$115,772,396	—	$—	$(430,947)	$(133,396,933)	$(18,055,449)
Net Loss	—	—	—	—	—	—	(10,784,802)	(10,784,802)
Other comprehensive loss	—	—	—	—	—	(200,629)	—	(200,629)
Sale of shares in private placement	464,000	5	5,799,995	—	—	—	—	5,800,000
Vesting of nonvested shares	30,173	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	8,962	—	19,986	—	—	—	—	19,986
Issuance of related party note	—	—	792,878	—	—	—	—	792,878
Grant and recognition of stock options	—	—	2,735,305	—	—	—	—	2,735,305
Recognition of parent stock options	—	—	106,829	—	—	—	—	106,829
Balance at December 31, 2024	3,963,045	$40	$125,227,389	—	$—	$(631,576)	$(144,181,735)	$(19,585,882)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,784,802)	$(22,457,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	215,437	204,617
Share-based compensation	1,810,226	3,860,366
Gain on deconsolidation	(185,351)	—
Gain on forgiveness of liability	(1,788,204)	(266,780)
Change in fair value of related party note	638,046	—
Interest accrued on related party note	79,444	—
Changes in operating assets and liabilities:
Prepaid expenses	(194,173)	245,589
Accounts payable	(1,182,414)	(1,917,557)
Accrued liabilities and other current liabilities	(393,771)	2,025,124
Other operating assets and liabilities	2,230,086	2,543,988
Net cash used in operating activities	(9,555,476)	(15,762,512)
Cash flows from investing activities:
Purchases of equipment	—	(73,561)
Net cash used in investing activities	—	(73,561)
Cash flows from financing activities:
Proceeds from issuance of related party note	5,000,000	—
Proceeds from sale of shares in private placement	5,800,000	—
Purchase of treasury shares to satisfy tax withholdings	—	(477,639)
Proceeds from employee stock purchases and option exercises	19,986	70,466
Net cash provided by (used in) financing activities	10,819,986	(407,173)
Effect of exchange rate changes on cash	(54,699)	(25,250)
Net increase (decrease) in cash	1,209,811	(16,268,496)
Cash, beginning of period	3,367,229	19,635,725
Cash, end of period	$4,577,040	$3,367,229
Supplemental cash flow information:
Cash paid for interest	$13,135	$27,509
Supplemental disclosures - non-cash activities:
Insurance financing agreement	$172,000	$109,000
Issuance of stock options for payment of certain employee bonuses	1,031,908	—
Issuance of related party note (Note 10)	792,878	—
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	—	1,011,360
Issuance of common stock, $0.00001 par value, in connection with payment for services	—	30,000

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of December 31, 2024, MiNK had an accumulated deficit of $144.2 million and cash and cash equivalents of $4.6 million. MiNK believes that its cash and cash equivalents balance, plus anticipated funding from corporate transactions, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

In the year ended December 31, 2024, the Company deconsolidated a foreign subsidiary and recognized a gain of approximately $185,000, included in "Other income, net" on its consolidated statements of operations and comprehensive loss.

On January 17, 2025, MiNK executed a reverse stock split of its issued and outstanding common stock, par value $0.00001, at a ratio of 1-for-10 with a record date of January 28, 2025 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note 15 for further details.

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

(e) Equipment

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically 4-10 years. Additions are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation expense was $215,000 and $205,000, for the years ended December 31, 2024 and 2023, respectively.

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

(g) Fair Value Option

Under the Fair Value Option subsection of Accounting Standards Codification Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company has elected to report the related party note it issued to Agenus on February 12, 2024, under the Convertible Promissory Note Purchase Agreement (the “Purchase Agreement” or “Note”) at fair value. The fair value of the Note is determined on a scenario based present value methodology. The outstanding principal amount of the Note was $5.0 million at December 31, 2024.

(h) Foreign Currency Transactions

Gains and losses from the Company’s foreign currency-based accounts and transactions, such as those resulting from the remeasurement and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). The Company recorded de minimis foreign currency losses for the years ended December 31, 2024 and 2023.

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

(l) Net Loss Per Share

Basic income or loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2024 and 2023, as they would be anti-dilutive:

	2024	2023
Stock options	895,002	694,571
Nonvested shares	80,646	78,950

(m) Recent Accounting Pronouncements

Recently Issued and Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental annual and quarterly disclosures about segment measures of profit or loss as well as significant segment expenditures. It also requires public entities with a single reportable segment to provide all segment disclosures required by the amendments and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard in the year ended December 31, 2024. The adoption of this standard resulted in increased disclosures, including significant segment expenditures, in the notes to its consolidated financial statements.

Recently Issued, Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE). This new guidance requires all public entities to incorporate disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. Public entities must adopt ASU 2024-03 prospectively for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application are permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the year ended December 31, 2024 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(3) Cash and Cash Equivalents

Cash equivalents consisted of the following as of as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024		December 31, 2023
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$4,212	$4,212	$2,899	$2,899

(4) Equipment

Equipment, net, consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Equipment	$1,258	$1,450
Less accumulated depreciation	(525)	(496)
Equipment, net	$733	$954

(5) Income Taxes

The Company is subject to taxation in the United States and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2020 through 2023. With few exceptions, the Company is no longer subject to U.S. Federal state, and foreign examinations by tax authorities for the tax year 2020. However, net operating losses from the tax year 2017 would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2024, the Company had available net operating loss carryforwards of $58.5 million for Federal and state income tax purposes, which are available to offset future Federal and state taxable income, if any. $58.3 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire in 2037. The Company’s ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code ("IRC") Section 382 and may expire unused. The Company also has foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $18.5 million generated in the United Kingdom and $9.1 million in Belgium. The potential impacts of these provisions are among the items considered and reflected in the Company’s assessment of its valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the "Tax Act") eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to IRC Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. We have included the impact of this provision, which results in additional deferred tax assets of approximately $7.0 and $6.5 million as of December 31, 2024 and 2023 respectively.

The tax effect of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 are presented below (in thousands).

	December 31,
	2024	2023
Deferred tax assets:
U.S. Federal and state net operating loss carryforwards	$15,819	$13,804
Foreign net operating loss carryforwards	7,310	7,819
Research and development tax credits	341	341
Share-based compensation	346	269
Capitalized research expenses	6,967	6,515
Other	180	926
Total deferred tax assets	30,963	29,674
Less: valuation allowance	(30,963)	(29,674)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. To fully realize the deferred tax asset, the Company will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon the Company’s history of not generating taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for the full value of the deferred tax assets. The valuation allowance on the deferred tax assets increased by $1.3 million and $7.0 million during the years ended December 31, 2024 and 2023, respectively.

Income tax benefit was nil for the years ended December 31, 2024 and 2023. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands).

	December 31,
	2024	2023
Computed “expected” Federal tax benefit	$(2,265)	$(4,716)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	1,436	5,987
Foreign income inclusion	295	(21)
State and local income benefit, net of Federal income tax benefit	(434)	(1,693)
Permanent differences	1,004	840
Other, net	(36)	(397)
Income tax benefit	$—	$—

(6) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Payroll	$718	$1,831
Professional fees	374	398
Research services	191	302
Contract manufacturing costs	591	2,430
Other	—	76
Total	$1,874	$5,037

The above contract manufacturing costs balance as of December 31, 2024 reflects the forgiveness of certain previously recorded liabilities during the year ended December 31, 2024. The associated reversal of previously recorded expense was recognized as a reduction to research and development expense.

(7) Equity

The Company’s authorized capital stock consists of 155,000,000 shares, all with a par value of $0.00001 per share, of which:

•
150,000,000 shares are designated as common stock; and
•
5,000,000 shares are designated as preferred stock.

In May 2024, the Company entered into a Stock Purchase Agreement with an investor (the “Purchaser”), pursuant to which the Company issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, a 25% premium to the 30-day volume-weighted average stock price, or an aggregate purchase price of approximately $5.8 million. The Purchaser agreed not sell of any of the common stock prior to November 9, 2024 and to vote all of the shares of common stock that it then owns in accordance with the recommendation of the Company’s board of directors on all matters presented to the Company’s stockholders through May 14, 2025.

(8) Share-based Compensation Plans

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provided for the grant of incentive stock options intended to qualify under Section 422 of the IRC, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, and stock units including restricted stock units for up to approximately 1.4 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2024, no shares remain available for issuance under the 2018 Plan.

In connection with the Company’s initial public offering (“IPO”), MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, for an initial share pool of approximately 0.6 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). The initial share pool will automatically increase on January 1st of each year from 2025 to 2031 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year. In both January 2023 and 2024, the 2021 Plan share pool increased by approximately 140,000 shares. As of December 31, 2024, there were approximately 1.0 million shares reserved for issuance under the 2021 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees the opportunity to acquire the Company’s common stock in a program designed to comply with Section 423 of the Code. There are approximately 135,000 shares reserved for issuance under the ESPP, plus an automatic annual increase on January 1st of each year from 2025 to 2031 equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of approximately 0.4 million shares in the aggregate.

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms, service conditions, and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the period was estimated on the date of grant using the following weighted average assumptions:

	2024	2023
Expected volatility	93%	92%
Expected term in years	6	6
Risk-free interest rate	4.3%	3.6%
Dividend yield	0%	0%

The expected term of stock options granted is based on historical data and other factors and represents the period of time that stock options are expected to be outstanding prior to exercise. The risk-free interest rate is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

A summary of option activity for 2024 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	694,571	$20.30
Granted	214,087	8.73
Exercised	(7,423)	0.91
Forfeited	(5,505)	3.38
Expired	(728)	22.75
Outstanding at December 31, 2024	895,002	17.70	6.98	$1,398,784
Vested or expected to vest at December 31, 2024	895,002	17.70	6.98	$1,398,784
Exercisable at December 31, 2024	634,757	$14.60	6.71	$1,398,784

The weighted average grant-date fair values of options granted during the years ended December 31, 2024 and 2023, was $6.86 and $17.80, respectively. During both 2024 and 2023, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date except certain awards dated January 16, 2024. In January 2024, the Company's Board of Directors approved certain awards. However, the awards were not communicated to employees until May 2024. Accordingly, these awards have a grant date of May 2024, with an exercise price as of the date the Board of Directors approved the awards in January 2024.

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of fiscal 2024 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2024 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised during the year ended December 31, 2024, determined on the dates of exercise, was approximately $63,000.

As of December 31, 2024, there was $2.3 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 1.1 years. For awards with performance conditions, expense is recognized if the achievement of underlying performance conditions is deemed probable.

A summary of non-vested stock activity for 2024 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	78,950	$11.81
Granted	31,869	8.57
Vested	(30,173)	9.83
Forfeited	—	—
Outstanding at December 31, 2024	80,646	$11.25

As of December 31, 2024, there was $0.7 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 3.7 years. The total intrinsic value of shares vested during the year ended December 31, 2024 was $275,000.

The Company issues new shares upon option exercises the vesting of non-vested stock and purchases under the ESPP. During the years ended December 31, 2024 and 2023, 7,423 shares and 10,518 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2024 and 2023, 30,173 shares and 17,519 shares, respectively, were issued as a result of the vesting of non-vested stock. During the years ended December 31, 2024 and 2023, 1,539 shares and 3,934 shares, respectively, were issued under the ESPP. Additionally, during the year ended December 31, 2023, 60,383 shares were issued as payment for certain employee bonuses, with 20,587 of those shares being withheld to cover taxes, resulting in a net share issuance of 39,796 shares.

Stock based compensation expense also includes expense related to awards granted to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the year ended December 31, 2024 and 2023, was as follows (in thousands):

	2024	2023
Research and development	$904	$541
General and administrative	1,938	3,289
Total share-based compensation expense	$2,842	$3,830

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

Other current liabilities of $2.3 million as of both December 31, 2024 and December 31, 2023, represent the remaining amount of the advance received.

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

Allocation of Agenus Services, net, of $1.1 and $1.0 million for the years ended December 31, 2024 and 2023, respectively, is included in Operating expenses in the Company’s statement of operations and comprehensive loss and Due to related parties, of $13.4 million as of December 31, 2024, in the Company’s consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future.

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

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of December 31, 2024, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $79,444 and an effective interest rate of 15.0%.

In January 2023, the Company's Chief Executive Officer (“CEO” or “Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council, and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In January 2023 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of four years, in June 2024 she was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years and in November 2024 Dr. Buell was granted an option to acquire 300,000 shares of Agenus common stock that vest after one year. Dr. Buell receives no additional compensation as an Agenus board member.

Effective April 12, 2022, the Company entered into a Master Services Agreement with Atlant Clinical Ltd. (“Atlant”), a subsidiary of Agenus, to provide clinical trial support services to the Company, including an eTMF platform, medical monitoring and data manager services. The Company’s Audit and Finance Committee approved the engagement under its related-party transactions policy for up to $250,000 in services. As of December 31, 2024, the Company had entered into work orders with Atlant totaling approximately $193,000, plus out of pocket expenses which are to pass through to Company at cost. For the years ended December 31, 2024 and 2023, approximately $23,000 and $30,500 related to these services is included in “Research and development” expense in the Company’s consolidated statements of operations.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the years ended December 31, 2024 and 2023, and continues to do so. In the years ended December 31, 2024 and 2023, the Company expensed Wolf Greenfield fees totaling approximately $168,000 and $225,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(11) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at December 31, 2024 was $4.8 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of December 31, 2024 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The subsequent difference between the fair value of the Note at issuance and the fair value of the Note as of December 31, 2024 was recorded in "Operating expenses" in the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

(12) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty.

(13) Benefit Plans

The Company’s employees are eligible to participate in the Agenus Inc. 401(k) Savings Plan in the United States and a defined contribution Group Personal Pension Plan in the United Kingdom (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. For the years ended December 31, 2024 and 2023, the Company expensed $156,000 and $172,000, respectively, related to the discretionary contribution to the Plans.

(14) Segments

MiNK is managed and operated as one business segment. The Company does not operate separate lines of business with respect to any of its product candidates or geographic locations. MiNK's single reportable segment is focused on the discovery, development and manufacturing of allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases.

MiNK's CEO serves as its Chief Operating Decision Maker (“CODM”) and is responsible for reviewing company performance and making decisions regarding resource allocation. The Company's CODM evaluates company performance based on net loss, as included in the Consolidated Statements of Operations and Comprehensive Loss, ensuring resource allocation decisions support company goals. The measure of segment assets is total assets, as included in the Consolidated Balance Sheets. Refer to the consolidated financial statements for other financial information regarding the Company's single reportable segment.

The following table presents selected financial information related to the Company's single reportable segment for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Operating expenses:
External expenses	$(2,452)	$(9,885)
Payroll related expenses	(5,217)	(8,211)
Other operating expenses	(3,619)	(4,825)
Operating loss	(11,288)	(22,921)

Other income (expense):
Interest expense	(93)	(28)
Interest income	265	491
Other income	331	—
Net loss	$(10,785)	$(22,458)

In the table above, “Other operating expenses” includes items such as the allocation of Agenus Services, depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

(15) Subsequent Events

Reverse Stock Split

On January 17, 2025, the Company's stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of its issued and outstanding common stock at a ratio of 1-for-10 (the “Reverse Stock Split”). On January 17, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on January 28, 2025. As of the opening of trading on January 28, 2025, MiNK's common stock began trading on a post-split basis under CUSIP number 603693 201.

All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

Nasdaq Compliance

During 2024 the Company received notices from Nasdaq notifying the Company of its non-compliance with The Nasdaq Capital Market under Nasdaq Listing Rules 5550(a)(2) (the Minimum Bid Price Rule) and 5550(b)(2) (the Minimum Value of Listed Securities Rule, collectively the “Rules”).

In January 2025 the Company executed a Reverse Stock Split and in February 2025 received letters from Nasdaq notifying the Company it had regained compliance with the Rules and that it complies with the requirements for continued listing.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

As a non-accelerated filer and an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

10.18

Convertible Promissory Note Purchase Agreement by and between the Registrant and Agenus Inc., dated February 12, 2024 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-40908) filed on March 21, 2024).

10.19

Stock Purchase Agreement, by and between MiNK Therapeutics, Inc. and the investor named therein, dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-40908) filed on August 13, 2024).

19.1*	Insider Trading Policy.

21.1*	Subsidiaries of MiNK Therapeutics, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1

Policy for Recoupment of Executive Incentive Compensation in the Event of an Accounting Restatement (Incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-40908) filed on March 21, 2024).

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

MiNK Therapeutics, Inc.

Date: March 18, 2025	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer S. Buell, Ph.D.	President, Chief Executive Officer and Director	March 18, 2025
Jennifer S. Buell, Ph.D.	(Principal Executive Officer)

/s/ Christine M. Klaskin	Treasurer (Principal Financial Officer and Principal	March 18, 2025
Christine M. Klaskin	Accounting Officer)

/s/ Garo H. Armen, Ph.D.	Chairman of the Board of Directors	March 18, 2025
Garo H. Armen, Ph.D.

/s/ Peter Behner	Director	March 18, 2025
Peter Behner

/s/ Brian Corvese	Director	March 18, 2025
Brian Corvese

/s/ Robert Kadlec, M.D.	Director	March 18, 2025
Robert Kadlec, M.D.

/s/ Barbara Ryan	Director	March 18, 2025
Barbara Ryan

/s/ Ulf Wiinberg	Director	March 18, 2025
Ulf Wiinberg