Form 10-Q
period 2025-03-31
MiNK Therapeutics, Inc.
filed 2025-05-15
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 3,985,657 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$3,234,899	$4,577,040
Prepaid expenses	236,203	246,600
Other current assets	108,711	164,244
Total current assets	3,579,813	4,987,884
Equipment, net of accumulated depreciation of $578,544 and $524,639 at March 31, 2025 and December 31, 2024, respectively	687,500	732,929
Total assets	$4,267,313	$5,720,813
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$2,661,195	$2,728,212
Accrued liabilities	1,971,023	1,873,561
Related party note	5,117,534	—
Other current liabilities	2,370,315	2,357,903
Total current liabilities	12,120,067	6,959,676
Related party note	—	4,924,612
Due to related parties	13,939,025	13,422,407
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 3,965,597 and 3,963,045 shares issued at March 31, 2025 and December 31, 2024, respectively	40	40
Additional paid-in capital	125,819,054	125,227,389
Accumulated other comprehensive loss	(662,441)	(631,576)
Accumulated deficit	(146,948,432)	(144,181,735)
Total stockholders’ deficit	(21,791,779)	(19,585,882)
Total liabilities and stockholders’ deficit	$4,267,313	$5,720,813

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$1,261,902	$2,549,482
General and administrative	1,270,863	1,280,432
Change in fair value of related party note	167,922	—
Operating loss	(2,700,687)	(3,829,914)
Other income (expense), net:
Interest income, net	13,517	16,619
Other expense, net	(79,527)	—
Net loss	$(2,766,697)	$(3,813,295)
Per common share data:
Basic and diluted net loss per common share	$(0.70)	$(1.10)
Weighted average number of common shares outstanding	3,964,982	3,464,292
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(30,865)	$45,167
Comprehensive loss	$(2,797,562)	$(3,768,128)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2024	3,963,045	$40	$125,227,389	$(631,576)	$(144,181,735)	(19,585,882)
Net loss	—	—	—	—	(2,766,697)	(2,766,697)
Other comprehensive loss	—	—	—	(30,865)	—	(30,865)
Issuance of shares for services	2,500	—	22,000	—	—	22,000
Share retirement	(45)	—	—	—	—	—
Employee share purchases	97	—	576	—	—	576
Grant and recognition of stock options	—	—	563,207	—	—	563,207
Recognition of parent stock options	—	—	5,882	—	—	5,882
Balance at March 31, 2025	3,965,597	$40	$125,819,054	$(662,441)	$(146,948,432)	$(21,791,779)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	3,459,910	$35	$115,772,396	$(430,947)	$(133,396,933)	$(18,055,449)
Net loss	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	45,167	—	45,167
Issuance of related party note	—	—	792,878	—	—	792,878
Exercise of stock options and employee share purchases	2,285	—	6,896	—	—	6,896
Vesting of nonvested shares	7,708	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	27,033
Balance at March 31, 2024	3,469,903	$35	$117,296,766	$(385,780)	$(137,210,228)	$(20,299,207)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,766,697)	$(3,813,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	50,765	53,831
Share-based compensation	591,089	592,006
Change in fair value of related party note	167,922	—
Interest accrued on related party note	25,000	4,444
Changes in operating assets and liabilities:
Prepaid expenses	10,397	(6,349)
Accounts payable	(68,606)	(424,439)
Accrued liabilities and other current liabilities	101,171	324,451
Other operating assets and liabilities	548,083	727,144
Net cash used in operating activities	(1,340,876)	(2,542,207)
Cash flows from financing activities:
Proceeds from issuance of related party note	—	5,000,000
Proceeds from employee stock purchases and option exercises	576	6,896
Net cash provided by financing activities	576	5,006,896
Effect of exchange rate changes on cash	(1,841)	(14,838)
Net increase (decrease) in cash and cash equivalents	(1,342,141)	2,449,851
Cash and cash equivalents, beginning of period	4,577,040	3,367,229
Cash and cash equivalents, end of period	$3,234,899	$5,817,080
Supplemental cash flow information:
Cash paid for interest	$3,680	$5,116
Supplemental disclosures - non-cash activities:
Issuance of stock options for payment of certain employee bonuses	$—	$132,590
Issuance of related party note	—	792,878

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of March 31, 2025, MiNK had an accumulated deficit of $146.9 million and cash and cash equivalents of $3.2 million. MiNK believes that its cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

(2) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2025. Since the date of those financial statements there have been no changes to the Company’s significant accounting policies.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

On January 17, 2025, MiNK executed a reverse stock split of its issued and outstanding common stock, par value $0.00001, at a ratio of 1-for-10 with a record date of January 28, 2025 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note 9 for further details.

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2025 and 2024, as they would be anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	884,371	824,677
Non-vested shares	89,676	78,189

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$2,753	$2,753	$4,212	$4,212

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Payroll	$861	$718
Professional fees	429	374
Research services	348	191
Contract manufacturing costs	333	591
Total	$1,971	$1,874

Other current liabilities of $2.3 million as of both March 31, 2025 and December 31, 2024, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.3 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three-month period ended March 31, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	895,002	$17.70
Granted	—	—
Exercised	—	—
Forfeited	(10,580)	12.98
Expired	(52)	19.90
Outstanding at March 31, 2025	884,371	$17.76	6.72	$1,694,529
Vested or expected to vest at March 31, 2025	884,371	$17.76	6.72	$1,694,529
Exercisable at March 31, 2025	668,288	$15.23	6.55	$1,694,529

No options were granted during the three months ended March 31, 2025. The weighted average grant-date fair values of options granted during the three months ended March 31, 2024 were $6.90. During the three months ended March 31, 2024, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date.

As of March 31, 2025, there was $1.7 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 0.9 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the three-month period ended March 31, 2025 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,646	$11.25
Granted	9,030	8.79
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2025	89,676	$11.00

As of March 31, 2025, there was $0.7 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 3.4 years.

During the three months ended March 31, 2025, 97 shares were issued under the 2021 Employee Stock Purchase Plan.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three months ended March 31, 2025 and 2024, was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$100	$122
General and administrative	471	603
Total share-based compensation expense	$571	$725

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

Allocation of Agenus services, net of approximately $236,000 and $227,000 for the three months ended March 31, 2025 and 2024, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $13.9 million as of March 31, 2025, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future.

On February 12, 2024, the Company and Agenus entered into a Convertible Promissory Note Purchase Agreement (the "Purchase Agreement") pursuant to which the Company issued to Agenus a convertible promissory note in the principal amount of up to $5.0 million (the "Note"). The Purchase Agreement sets forth the terms and conditions, including representations and warranties, for the Company’s issuance and sale of the Note to Agenus.

The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as defined in the Note, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at Agenus’ election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon a change of control, the Company will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of March 31, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $104,444 and a market interest rate of 15.0%.

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

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended March 31, 2025 and 2024, and continues to do so. For the three months ended March 31, 2025 and 2024, the Company expensed Wolf Greenfield fees totaling approximately $91,000 and $27,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at March 31, 2025 was approximately $5.0 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of March 31, 2025 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The difference between the fair value of the Note at December 31, 2024 and the fair value of the Note as of March 31, 2025 was recorded in "Operating expenses" in the Company's condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025.

(9) Equity

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

(10) Segments

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

The following table presents selected financial information related to the Company's single reportable segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating expenses:
External expenses	$(644)	$(1,109)
Payroll related expenses	(1,027)	(1,849)
Other operating expenses	(1,030)	(872)
Operating loss	(2,701)	(3,830)

Other income (expense):
Interest expense	(29)	(10)
Interest income	43	27
Other expense	(80)	—
Net loss	$(2,767)	$(3,813)

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2025 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(13) Subsequent Events

On May 13, 2025, MiNK received a letter (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that for the previous 30 consecutive trading days the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq has provided the Company with 180 calendar days, or until November 10, 2025, to regain compliance. To regain compliance, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive trading days.

In the event the Company does not regain compliance with the MVLS Rule prior to the expiration of the compliance period, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to the Nasdaq Hearings Panel. The Company will continue to monitor its MVLS and consider its available options to regain compliance with the MVLS Rule. However, there can be no assurance that the Company will be able to regain compliance with the MVLS Rule.

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

Historical Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 51% to $1.3 million for the three months ended March 31, 2025 from $2.5 million for the three months ended March 31, 2024. This decrease is primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities, and decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense was $1.3 million for both the three months ended March 31, 2025 and 2024.

Interest income, net

Interest income decreased $3,000 for the three months ended March 31, 2025, from income of $17,000 for the three months ended March 31, 2024 to income of $14,000 for the three months ended March 31, 2025, primarily due to interest expense accrued under our related party note (the “Note”) partially offset by increased interest earned on our money market funds.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the three months ended March 31,	For the years ended December 31,
	2025	2024	2023
Payroll and personnel costs	$850,700	$4,634,647	$6,814,210
Professional fees	18,168	1,353,448	5,283,439
Forgiveness of liability	—	(1,788,204)	—
Allocated services	144,402	517,861	500,280
Materials and other	248,632	1,618,323	2,892,068
Total	$1,261,902	$6,336,075	$15,489,997

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $146.9 million as of March 31, 2025. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

We have a Note outstanding as of March 31, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $104,000. The Note provides that we will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a stock purchase agreement with an investor, pursuant to which we issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of March 31, 2025 was $3.2 million. We believe that our cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $1.3 million and $2.5 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. There have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Nasdaq MVLS Notice

On May 13, 2025, we received a letter (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the previous 30 consecutive trading days our Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq has provided us with 180 calendar days, or until November 10, 2025, to regain compliance. To regain compliance, our MVLS must meet or exceed $35.0 million for a minimum of ten consecutive trading days.

In the event we do not regain compliance with the MVLS Rule prior to the expiration of the compliance period, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel. We will continue to monitor our MVLS and consider our available options to regain compliance with the MVLS Rule. However, there can be no assurance that we will be able to regain compliance with the MVLS Rule.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40908) filed on October 20, 2021).
3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of MiNK Therapeutics, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-40908) filed on January 21, 2025).

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

MiNK Therapeutics, Inc.

Date: May 15, 2025	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)