Form 10-Q
period 2025-06-30
MiNK Therapeutics, Inc.
filed 2025-08-14
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 4,522,927 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,681,915	$4,577,040
Prepaid expenses	274,079	246,600
Other current assets	55,208	164,244
Total current assets	2,011,202	4,987,884
Equipment, net of accumulated depreciation of $530,582 and $524,639 at June 30, 2025 and December 31, 2024, respectively	473,215	732,929
Total assets	$2,484,417	$5,720,813
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,314,839	$2,728,212
Accrued liabilities	1,861,464	1,873,561
Related party note	5,506,346	—
Other current liabilities	2,480,916	2,357,903
Total current liabilities	13,163,565	6,959,676
Related party note	—	4,924,612
Due to related parties	14,510,167	13,422,407
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 3,990,278 and 3,963,045 shares issued at June 30, 2025 and December 31, 2024, respectively	40	40
Additional paid-in capital	126,716,146	125,227,389
Accumulated other comprehensive loss	(719,318)	(631,576)
Accumulated deficit	(151,186,183)	(144,181,735)
Total stockholders’ deficit	(25,189,315)	(19,585,882)
Total liabilities and stockholders’ deficit	$2,484,417	$5,720,813

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,839,176	$1,839,874	$3,101,077	$4,389,355
General and administrative	1,849,130	1,061,793	3,119,994	2,342,226
Change in fair value of related party note	364,090	169,414	532,012	169,414
Operating loss	(4,052,396)	(3,071,081)	(6,753,083)	(6,900,995)
Other income (expense), net:
Interest income, net	348	38,360	13,865	54,979
Other income (expense), net	(185,703)	330,915	(265,230)	330,915
Net loss	$(4,237,751)	$(2,701,806)	$(7,004,448)	$(6,515,101)
Per common share data:
Basic and diluted net loss per common share	$(1.06)	$(0.73)	$(1.76)	$(1.82)
Weighted average number of common shares outstanding	3,981,992	3,714,202	3,973,534	3,589,247
Other comprehensive loss:
Foreign currency translation loss	$(56,877)	$(225,595)	$(87,742)	$(180,428)
Comprehensive loss	$(4,294,628)	$(2,927,401)	$(7,092,190)	$(6,695,529)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2024	3,963,045	$40	$125,227,389	$(631,576)	$(144,181,735)	(19,585,882)
Net loss	—	—	—	—	(2,766,697)	(2,766,697)
Other comprehensive loss	—	—	—	(30,865)	—	(30,865)
Issuance of shares for services	2,500	—	22,000	—	—	22,000
Share retirement	(45)	—	—	—	—	—
Employee share purchases	97	—	576	—	—	576
Grant and recognition of stock options	—	—	563,207	—	—	563,207
Recognition of parent stock options	—	—	5,882	—	—	5,882
Balance at March 31, 2025	3,965,597	$40	$125,819,054	$(662,441)	$(146,948,432)	$(21,791,779)
Net loss	—	—	—	—	(4,237,751)	(4,237,751)
Other comprehensive loss	—	—	—	(56,877)	—	(56,877)
Option exercises	5,416	—	540	—	—	540
Vesting of nonvested shares	19,265	—	—	—	—	—
Grant and recognition of stock options	—	—	888,473	—	—	888,473
Recognition of parent stock options	—	—	8,079	—	—	8,079
Balance at June 30, 2025	3,990,278	$40	$126,716,146	$(719,318)	$(151,186,183)	$(25,189,315)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	3,459,910	$35	$115,772,396	$(430,947)	$(133,396,933)	$(18,055,449)
Net loss	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	45,167	—	45,167
Issuance of related party note	—	—	792,878	—	—	792,878
Exercise of stock options and employee share purchases	2,285	—	6,896	—	—	6,896
Vesting of nonvested shares	7,708	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	27,033
Balance at March 31, 2024	3,469,903	$35	$117,296,766	$(385,780)	$(137,210,228)	$(20,299,207)
Net loss	—	—	—	—	(2,701,806)	(2,701,806)
Other comprehensive loss	—	—	—	(225,595)	—	(225,595)
Grant and recognition of stock options	—	—	818,864	—	—	818,864
Recognition of parent stock options	—	—	25,313	—	—	25,313
Option exercises	2,865	—	6,288	—	—	6,288
Vesting of nonvested shares	7,780	—	—	—	—	—
Sale of shares in private placement	464,000	5	5,799,995	—	—	5,800,000
Balance at June 30, 2024	3,944,548	$40	$123,947,226	$(611,375)	$(139,912,034)	$(16,576,143)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,004,448)	$(6,515,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99,528	98,931
Share-based compensation	1,487,641	1,028,880
Loss on disposal of assets	167,103	—
Gain on deconsolidation	—	(185,352)
Change in fair value of related party note	532,012	169,414
Interest accrued on related party note	49,722	29,167
Changes in operating assets and liabilities:
Prepaid expenses	(27,452)	(46,394)
Accounts payable	577,453	(709,213)
Accrued liabilities and other current liabilities	84,280	44,859
Other operating assets and liabilities	1,124,067	1,251,922
Net cash used in operating activities	(2,910,094)	(4,832,887)
Cash flows from financing activities:
Proceeds from issuance of related party note	—	5,000,000
Proceeds from sale of shares in private placement	—	5,800,000
Proceeds from employee stock purchases and option exercises	1,116	13,184
Net cash provided by financing activities	1,116	10,813,184
Effect of exchange rate changes on cash	13,853	(33,858)
Net increase (decrease) in cash and cash equivalents	(2,895,125)	5,946,439
Cash and cash equivalents, beginning of period	4,577,040	3,367,229
Cash and cash equivalents, end of period	$1,681,915	$9,313,668
Supplemental cash flow information:
Cash paid for interest	$5,695	$6,414
Supplemental disclosures - non-cash activities:
Issuance of stock options for payment of certain employee bonuses	$—	$539,893
Issuance of related party note	—	792,878

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of June 30, 2025, MiNK had an accumulated deficit of $151.2 million and cash and cash equivalents of $1.7 million. Subsequent to the quarter end, MiNK received $13.0 million from the sales of common stock in at the market offerings. MiNK believes that its cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

In the quarter ended June 30, 2024, the Company deconsolidated a foreign subsidiary and recognized a gain of approximately $185,000, included in "Other income (expense), net" on its condensed consolidated statements of operations and comprehensive loss.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2025 and 2024, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2025	2024
Stock options	857,470	898,882
Non-vested shares	80,651	77,042

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$1,530	$1,530	$4,212	$4,212

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Payroll	$948	$718
Professional fees	492	374
Research services	239	191
Contract manufacturing costs	167	591
Other	15	—
Total	$1,861	$1,874

Other current liabilities of $2.4 million as of June 30, 2025 and $2.3 million as of December 31, 2024, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.4 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six-month period ended June 30, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	895,002	$17.70
Granted	4,174	7.21
Exercised	(8,255)	0.11
Forfeited	(14,257)	16.21
Expired	(19,195)	13.31
Outstanding at June 30, 2025	857,470	$5.80	8.74	$1,383,717
Vested or expected to vest at June 30, 2025	857,470	$5.80	8.74	$1,383,717
Exercisable at June 30, 2025	648,674	$5.29	8.39	$1,382,966

The weighted average grant-date fair values of options granted during the six months ended June 30, 2025 and 2024 were $5.92 and $6.90, respectively.

On June 18, 2025, at the Company's annual meeting of stockholders, the Company’s stockholders approved a one-time exchange of options to purchase shares of the Company’s common stock issued under the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) and the 2018 Equity Incentive Plan (the “2018 Plan” and, together with the 2021 Plan, the “Equity Plans”) that were held by the Company’s executive officers, other employees, consultants, and non-employee directors, for new options to purchase shares of the Company’s common stock (the “Option Exchange”). Pursuant to the Option Exchange, eligible options were cancelled in exchange for an equal number of new options to purchase shares of common stock with an exercise price equal to the fair market value of the Company’s common stock at the time of the Option Exchange and a term of the option that extends ten years from the date of grant. An eligible stock option generally included any outstanding stock option that had an exercise price equal to or greater than $8.50 per share and greater than the closing price of the Company’s common stock on the date of the Option Exchange, that vested based on continued service with the Company or based on the achievement of performance milestones and that was granted under the Equity Plans. The Option Exchange resulted in the re-pricing of 647,915 options to an exercise price of $7.43. The vesting conditions of the modified options remained the same and the modified awards have a 10-year term. Total expected incremental share-based compensation expense resulting from the modification is approximately $0.6 million, of which $0.4 million relates to vested awards and was recognized immediately with $0.2 million being recognized over the remaining vesting period.

As of June 30, 2025, there was $1.4 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 0.7 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the six-month period ended June 30, 2025 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,646	$11.25
Granted	20,103	7.90
Vested	(19,265)	8.01
Forfeited	(833)	22.10
Outstanding at June 30, 2025	80,651	$11.08

As of June 30, 2025, there was $0.7 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 3.3 years.

During the six months ended June 30, 2025, 97 shares were issued under the 2021 Employee Stock Purchase Plan, 5,416 shares were issued as the result of stock option exercises and 19,265 shares were issued as a result of the vesting of non-vested stock.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and six months ended June 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$134	$347	$233	$469
General and administrative	763	497	1,233	1,100
Total share-based compensation expense	$897	$844	$1,466	$1,569

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

Allocation of Agenus services, net of approximately $252,000 and $216,000 for the three months ended June 30, 2025 and 2024, respectively, and $487,000 and $443,000 for the six months ended June 30, 2025 and 2024, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $14.5 million as of June 30, 2025, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future.

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

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of June 30, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of approximately $129,000 and a market interest rate of 15.0%.

In January 2023, the Company's Chief Executive Officer (“CEO” or “Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council, and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In June 2024 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years, in November 2024 she was granted an option to acquire 300,000 shares of Agenus common stock that vest after one year and in June 2025 Dr. Buell was granted an option to acquire 6,750 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended June 30, 2025 and 2024, and continues to do so. For the three and six months ended June 30, 2025, the Company expensed Wolf Greenfield fees totaling approximately $61,800 and $152,400, respectively, and for the three and six months ended June 30, 2024, the Company expensed Wolf Greenfield fees totaling approximately $51,200 and $78,700, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at June 30, 2025 was approximately $5.4 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of June 30, 2025 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The difference between the fair value of the Note at December 31, 2024 and the fair value of the Note as of June 30, 2025 was recorded in "Operating expenses" in the Company's condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025.

(9) Equity

On January 17, 2025, the Company's stockholders approved a proposal to amend its Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect the Reverse Stock Split at a ratio of 1-for-10. On January 17, 2025, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. Pursuant to the Certificate of Amendment, the Reverse Stock Split became effective at 12:01 a.m., Eastern Time, on January 28, 2025. As of the opening of trading on January 28, 2025, MiNK's common stock began trading on a post-split basis under CUSIP number 603693 201.

All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split.

On May 13, 2025, MiNK received a letter (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that for the previous 30 consecutive trading days the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq has provided the Company with 180 calendar days, or until November 10, 2025, to regain compliance. To regain compliance, the Company’s MVLS had to have met or exceeded $35.0 million for a minimum of ten consecutive trading days.

On July 28, 2025, the Company was notified by the Nasdaq Listing Qualifications Department staff that the Company’s MVLS met or exceeded $35.0 million for at least ten consecutive business days. Accordingly, the Company regained compliance with the MVLS Rule and this matter is now closed.

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

The following table presents selected financial information related to the Company's single reportable segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
External expenses	$(1,315)	$(1,010)	$(1,958)	$(2,119)
Payroll related expenses	(997)	(1,192)	(2,023)	(3,041)
Other operating expenses	(1,740)	(869)	(2,772)	(1,741)
Operating loss	(4,052)	(3,071)	(6,753)	(6,901)

Other income (expense):
Interest expense	(27)	(26)	(55)	(36)
Interest income	27	64	69	91
Other income (expense), net	(186)	331	(265)	331
Net loss	$(4,238)	$(2,702)	$(7,004)	$(6,515)

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2025 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(13) Subsequent Events

At the Market Sales Agreement

On July 15, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of the Company’s common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to the Company’s registration statement on Form S-3 (File No. 333-268143) (the “Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025.

In July 2025, the Company sold approximately 478,000 shares of its common stock under the Sales Agreement, resulting in net proceeds of approximately $13.0 million.

Controlled Company Status

As a result of the shares issued and sold under the Sales Agreement in July 2025, the Company's largest stockholder, Agenus, which previously owned more than 50% of the voting power of the Company’s common stock, owned less than 50% of the voting power of the Company’s common stock as of July 2025. As a result, the Company no longer qualifies as a “Controlled Company” as defined in Nasdaq Rule 5615(a)(7).

Nasdaq Compliance

On July 28, 2025, the Company received a letter from Nasdaq notifying the Company it had regained compliance with the MVLS Rule and that it complied with the requirements for continued listing.

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

Our business activities include product research and development, manufacturing, regulatory and clinical development, corporate finance, and support of our collaborations. To be successful, our product candidates require clinical trials and approvals from regulatory agencies, as well as acceptance in the marketplace. We are a party to an Amended and Restated Intercompany Services Agreement (the “New Intercompany Agreement”) and an Intellectual Property Assignment and License Agreement with Agenus Inc. ("Agenus"). Under the New Intercompany Agreement, Agenus provides us with certain general and administrative support, including, without limitation, financial, facilities management, human resources and information technology administrative support, and we and Agenus provide each other with certain research and development services and other support services, including legal and regulatory support. We are also entitled to use Agenus’ business offices and laboratory space and equipment in exchange for us contributing a proportionate payment for the use of such facilities and equipment, and we will be covered by certain Agenus insurance policies, subject to certain conditions, including us paying the cost of such coverage. Under the Intellectual Property Assignment and License Agreement, Agenus exclusively assigned patent rights and know-how related to our technology to us. We also have a field-limited exclusive license under certain Agenus patents and know-how; and we retain the rights to expand a proprietary pipeline of products and technologies.

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

In solid tumors, we have completed a Phase 1 trial of agenT-797 in both monotherapy and combination settings with anti-PD-1 checkpoint inhibitors pembrolizumab and nivolumab. The trial demonstrated durable clinical benefit with a favorable safety profile across heavily pre-treated cancers, including non-small cell lung cancer ("NSCLC"), testicular cancer, and gastric cancer. Median progression-free survival exceeded six months, and approximately 30% of patients achieved durable disease stabilization, including in cancers refractory to prior anti-PD-1 therapy.

Nature Oncogene highlights two landmark cases from this program, the most recent of which was published in July 2025:

•
A patient with refractory metastatic testicular cancer who achieved a durable complete remission following a single infusion of agenT-797 in combination with checkpoint blockade after failing multiple lines of therapy, including platinum chemotherapy and immune checkpoint inhibitors. The patient remains disease-free more than two years post-treatment.
•
A patient with advanced gastric cancer who achieved a durable partial response with agenT-797 plus checkpoint blockade, with meaningful tumor reduction and sustained disease control despite prior progression on standard therapies.

Building on these results, a randomized, Phase 2 investigator-sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center is actively enrolling patients with previously treated, advanced esophageal, gastric, or gastroesophageal junction adenocarcinoma. This study is evaluating a combination regimen of agenT-797, botensilimab (a novel Fc-enhanced CTLA-4 inhibitor), balstilimab (anti-PD-1), ramucirumab, and paclitaxel. The trial, expected to enroll approximately 38 patients with advanced, unresectable, or metastatic disease, is a strategic priority for the Company. The inclusion of agenT-797 in this regimen reflects growing clinical interest following the durable responses observed in Phase 1, including the Nature Oncogene complete and partial responder cases, and aims to determine whether similar benefits can be achieved in 2L gastric cancer. Encouraging activity for

agenT-797 in both monotherapy and combination settings has been presented at major scientific meetings, including American Association for Cancer Research (“AACR”) and Society for Immunotherapy of Cancer (“SITC”) conferences.

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

Historical Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense was $1.8 million for both the three months ended June 30, 2025 and 2024.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 74% to $1.8 million for the three months ended June 30, 2025 from $1.1 million for the three months ended June 30, 2024. This increase is primarily due to an increase in professional fees and the incremental share-based compensation expense resulting from the option award modification approved by shareholders in June 2025.

Other income (expense), net

Other expense increased to approximately $186,000 for the three months ended June 30, 2025 from income of approximately $331,000 for the three months ended June 30, 2024, primarily due to foreign currency exchange losses in the three months ended June 30, 2025, compared to the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK in the three months ended June 30, 2024.

Interest income, net

Interest income decreased $38,000 for the three months ended June 30, 2025, from income of $38,400 for the three months ended June 30, 2024 to income of $300 for the three months ended June 30, 2025, primarily due to interest expense accrued under our related party note (the “Note”) and decreased interest earned on our money market funds.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 29% to $3.1 million for the six months ended June 30, 2025 from $4.4 million for the six months ended June 30, 2024. This decrease is primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 33% to $3.1 million for the six months ended June 30, 2025 from $2.3 million for the six months ended June 30, 2024. This increase is primarily due to an increase in professional fees and the incremental share-based compensation expense resulting from the option award modification approved by shareholders in June 2025.

Other income, net

Other expense increased to approximately $265,000 for the six months ended June 30, 2025 from income of approximately $331,000 for the six months ended June 30, 2024, primarily due to foreign currency exchange losses in the six months ended June 30, 2025, compared to the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK in the six months ended June 30, 2024.

Interest income, net

Interest income decreased $41,000 for the six months ended June 30, 2025, from income of $55,000 for the six months ended June 30, 2024 to income of $14,000 for the six months ended June 30, 2025, primarily due to decreased interest earned on our money market funds and interest expense accrued under the Note.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the six months ended June 30,	For the years ended December 31,
	2025	2024	2023
Payroll and personnel costs	$1,664,386	$4,634,647	$6,814,210
Professional fees	58,010	1,353,448	5,283,439
Forgiveness of liability	—	(1,788,204)	—
Allocated services	306,204	517,861	500,280
Materials and other	1,072,477	1,618,323	2,892,068
Total	$3,101,077	$6,336,075	$15,489,997

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $151.2 million as of June 30, 2025. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. In July 2025, we sold approximately 478,000 shares of our common stock under the Sales Agreement, resulting in net proceeds of approximately $13.0 million.

We have a Note outstanding as of June 30, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $129,000. The Note provides that we will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a stock purchase agreement with an investor, pursuant to which we issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of June 30, 2025 was $1.7 million. Subsequent to the quarter end, we received $13.0 million from the sales of common stock in at the market offerings. We believe our cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the six months ended June 30, 2025 and 2024 was $2.9 million and $4.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, and other important factors, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, our cash runway and anticipated sources of funds as well as our plans, objectives, expectations, and intentions.

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as updated by Part II-Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if (i) we have more than $1.235 billion in annual revenue, (ii) we are deemed to be a large accelerated filer, which among other things would require us to have more than $700.0 million in market value of our stock held by non-affiliates as of the last business day of our prior second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Other than as described below, there have been no material changes to the risk factors described in Part I, Item 1A "Risk Factors" of our 2024 Form 10-K.

Risks Related to Our Relationship with Agenus

Agenus owns a significant portion our common stock and may be able to exert control over specific matters subject to stockholder approval.

Agenus beneficially owns approximately 48% of our outstanding common stock. Therefore, Agenus may have the ability to substantially influence us through this ownership position. For example, Agenus may be able to control or influence elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it may be able to continue to be able to strongly influence or effectively control our decisions. Agenus could remain a significant stockholder for an extended period of time or indefinitely. Even though Agenus controls less than a majority of the voting power of our outstanding common stock, it may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

The loss of controlled company status could disrupt our business.

Until recently, Agenus controlled a majority of the voting power of our outstanding common stock. As a result, we were a “controlled company” within the meaning of the Nasdaq corporate governance requirements. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Nasdaq rules require that, within one year of the date we no longer qualified as a “controlled company,” among other things, we have a majority of independent directors on our board of directors, a compensation committee consisting solely of independent directors, and a director nominations process whereby directors are selected by a nominations committee consisting solely of independent directors or by a vote of the board of directors in which only independent directors participate. During this transition period, we may continue to utilize the available exemptions from certain Nasdaq corporate governance requirements, and accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements. This could make our common stock less attractive to some investors or otherwise adversely affect its trading price.

There may be other effects of the loss of controlled company status on the trading price of our common stock and on our business, including our ability to retain and hire key personnel and maintain relationships with Agenus, our customers, and our suppliers. In addition, our business may be more likely to be disrupted by persons seeking to influence or effect a change of control, change of management or change in governance of our company. Any such disruptions to our business could have a material adverse effect on our operations and financial results.

If Agenus sells a significant interest in our company to a third party in a private transaction that results in that third party owning a controlling interest in the company, you may not realize a change of control premium on shares of our common stock, and we would become subject to the control of a presently unknown third party. In addition, Agenus may distribute a portion of the shares of our common stock it currently holds to its stockholders, which could impact our share price or volatility.

Agenus owns a significant equity interest in our company. This means that Agenus could choose to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

Agenus’ ability to sell its shares of our common stock privately, with no requirement for a concurrent offer to be made to acquire your shares of our common stock, could, even if it results in that third party owning a controlling interest in us, prevent you from realizing any change of control premium on your shares of our common stock that may otherwise accrue to Agenus on its private sale of our common stock. Additionally, if Agenus privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Agenus sells a portion or all of their significant interest in our company to a third party, such a sale could negatively impact or accelerate any future indebtedness we may incur, and negatively impact any other commercial agreements and relationships, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition. Furthermore, Agenus may elect to distribute to its stockholders a portion of the shares of our common stock that it holds. Such Agenus stockholders may then sell the shares of our common stock into the public market. Such sales may not be subject to the volume, manner of sale, holding period and other limitations of Rule 144 and, therefore, may adversely impact our stock price or volatility.

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: August 14, 2025	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)