Form 10-Q
period 2025-09-30
MiNK Therapeutics, Inc.
filed 2025-11-14
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the registrant had 4,694,155 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$14,281,212	$4,577,040
Prepaid expenses	253,077	246,600
Other current assets	32	164,244
Total current assets	14,534,321	4,987,884
Equipment, net of accumulated depreciation of $573,603 and $524,639 at September 30, 2025 and December 31, 2024, respectively	429,344	732,929
Total assets	$14,963,665	$5,720,813
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,693,115	$2,728,212
Accrued liabilities	1,256,965	1,873,561
Related party note	5,725,267	—
Other current liabilities	2,758,207	2,357,903
Total current liabilities	13,433,554	6,959,676
Related party note	—	4,924,612
Due to related parties	15,043,093	13,422,407
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 4,600,585 and 3,963,045 shares issued at September 30, 2025 and December 31, 2024, respectively	46	40
Additional paid-in capital	141,252,978	125,227,389
Accumulated other comprehensive loss	(692,114)	(631,576)
Accumulated deficit	(154,073,892)	(144,181,735)
Total stockholders’ deficit	(13,512,982)	(19,585,882)
Total liabilities and stockholders’ deficit	$14,963,665	$5,720,813

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$1,143,178	$540,638	$4,244,255	$4,929,993
General and administrative	1,846,495	1,163,033	4,966,490	3,505,260
Change in fair value of related party note	193,921	180,941	725,932	350,355
Operating loss	(3,183,594)	(1,884,612)	(9,936,677)	(8,785,608)
Other income (expense), net:
Interest income, net	55,151	78,015	69,016	132,995
Other income (expense), net	240,734	—	(24,496)	330,915
Net loss	$(2,887,709)	$(1,806,597)	$(9,892,157)	$(8,321,698)
Per common share data:
Basic and diluted net loss per common share	$(0.65)	$(0.46)	$(2.39)	$(2.24)
Weighted average number of common shares outstanding	4,443,262	3,953,370	4,131,831	3,711,507
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$27,204	$(61,463)	$(60,538)	$(241,891)
Comprehensive loss	$(2,860,505)	$(1,868,060)	$(9,952,695)	$(8,563,589)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2024	3,963,045	$40	$125,227,389	—	$—	$(631,576)	$(144,181,735)	(19,585,882)
Net loss	—	—	—	—	—	—	(2,766,697)	(2,766,697)
Other comprehensive loss	—	—	—	—	—	(30,865)	—	(30,865)
Issuance of shares for services	2,500	—	22,000	—	—	—	—	22,000
Share retirement	(45)	—	—	—	—	—	—	—
Employee share purchases	97	—	576	—	—	—	—	576
Grant and recognition of stock options	—	—	563,207	—	—	—	—	563,207
Recognition of parent stock options	—	—	5,882	—	—	—	—	5,882
Balance at March 31, 2025	3,965,597	$40	$125,819,054	—	$—	$(662,441)	$(146,948,432)	$(21,791,779)
Net loss	—	—	—	—	—	—	(4,237,751)	(4,237,751)
Other comprehensive loss	—	—	—	—	—	(56,877)	—	(56,877)
Option exercises	5,416	—	540	—	—	—	—	540
Vesting of nonvested shares	19,265	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	888,473	—	—	—	—	888,473
Recognition of parent stock options	—	—	8,079	—	—	—	—	8,079
Balance at June 30, 2025	3,990,278	$40	$126,716,146	—	$—	$(719,318)	$(151,186,183)	$(25,189,315)
Net loss	—	—	—	—	—	—	(2,887,709)	(2,887,709)
Other comprehensive income	—	—	—	—	—	27,204	—	27,204
Grant and recognition of stock options	—	—	620,585	—	—	—	—	620,585
Shares sold at the market	487,701	5	13,137,493	—	—	—	—	13,137,498
Exercise of stock options and employee share purchases	87,407	1	408,179	—	—	—	—	408,180
Vesting of nonvested shares	11,073	—	—	—	—	—	—	—
Issuance of shares for certain employee bonuses	35,412	—	543,928	(11,286)	(173,353)	—	—	370,575
Retirement of treasury shares	(11,286)	—	(173,353)	11,286	173,353	—	—	—
Balance at September 30, 2025	4,600,585	$46	$141,252,978	—	$—	$(692,114)	$(154,073,892)	$(13,512,982)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2023	3,459,910	$35	$115,772,396	$(430,947)	$(133,396,933)	$(18,055,449)
Net loss	—	—	—	—	(3,813,295)	(3,813,295)
Other comprehensive income	—	—	—	45,167	—	45,167
Issuance of related party note	—	—	792,878	—	—	792,878
Exercise of stock options and employee share purchases	2,285	—	6,896	—	—	6,896
Vesting of nonvested shares	7,708	—	—	—	—	—
Grant and recognition of stock options	—	—	697,563	—	—	697,563
Recognition of parent stock options	—	—	27,033	—	—	27,033
Balance at March 31, 2024	3,469,903	$35	$117,296,766	$(385,780)	$(137,210,228)	$(20,299,207)
Net loss	—	—	—	—	(2,701,806)	(2,701,806)
Other comprehensive loss	—	—	—	(225,595)	—	(225,595)
Grant and recognition of stock options	—	—	818,864	—	—	818,864
Recognition of parent stock options	—	—	25,313	—	—	25,313
Option exercises	2,865	—	6,288	—	—	6,288
Vesting of nonvested shares	7,780	—	—	—	—	—
Sale of shares in private placement	464,000	5	5,799,995	—	—	5,800,000
Balance at June 30, 2024	3,944,548	$40	$123,947,226	$(611,375)	$(139,912,034)	$(16,576,143)
Net loss	—	—	—	—	(1,806,597)	(1,806,597)
Other comprehensive loss	—	—	—	(61,463)	—	(61,463)
Grant and recognition of stock options	—	—	857,812	—	—	857,812
Recognition of parent stock options	—	—	25,501	—	—	25,501
Exercise of stock options and employee share purchases	3,811	—	6,801	—	—	6,801
Vesting of nonvested shares	6,633	—	—	—	—	—
Balance at September 30, 2024	3,954,992	$40	$124,837,340	$(672,838)	$(141,718,631)	$(17,554,089)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,892,157)	$(8,321,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	143,182	161,568
Share-based compensation	2,108,226	1,420,178
Loss on disposal of assets	169,291	—
Gain on deconsolidation	—	(185,352)
Gain on forgiveness of liability	—	(1,788,204)
Change in fair value of related party note	725,932	350,355
Interest accrued on related party note	74,722	54,167
Changes in operating assets and liabilities:
Prepaid expenses	(6,436)	(183,167)
Accounts payable	959,305	(1,556,563)
Accrued liabilities and other current liabilities	136,939	390,524
Other operating assets and liabilities	1,729,554	1,830,383
Net cash used in operating activities	(3,851,442)	(7,827,809)
Cash flows from financing activities:
Net proceeds from sale of equity	13,137,498	—
Proceeds from issuance of related party note	—	5,000,000
Proceeds from sale of shares in private placement	—	5,800,000
Proceeds from employee stock purchases and option exercises	409,296	19,989
Net cash provided by financing activities	13,546,794	10,819,989
Effect of exchange rate changes on cash	8,820	(31,170)
Net increase in cash and cash equivalents	9,704,172	2,961,010
Cash and cash equivalents, beginning of period	4,577,040	3,367,229
Cash and cash equivalents, end of period	$14,281,212	$6,328,239
Supplemental cash flow information:
Cash paid for interest	$6,163	$9,027
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	$370,575	$—
Issuance of stock options for payment of certain employee bonuses	—	1,031,908
Issuance of related party note	—	792,878

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of September 30, 2025, MiNK had an accumulated deficit of $154.1 million and cash and cash equivalents of $14.3 million. Subsequent to the quarter end, MiNK received $1.2 million from the sales of common stock in at the market offerings. MiNK believes that its cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2025 and 2024, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2025	2024
Stock options	772,038	895,253
Non-vested shares	75,308	78,458

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$13,723	$13,723	$4,212	$4,212

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Payroll	$693	$718
Professional fees	274	374
Research services	290	191
Contract manufacturing costs	—	591
Total	$1,257	$1,874

Other current liabilities of $2.4 million as of September 30, 2025 and $2.3 million as of December 31, 2024, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government

(“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.4 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the nine-month period ended September 30, 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	895,002	$17.70
Granted	4,174	7.21
Exercised	(92,711)	4.40
Forfeited	(15,047)	16.85
Expired	(19,380)	13.46
Outstanding at September 30, 2025	772,038	$5.84	8.57	$6,218,872
Vested or expected to vest at September 30, 2025	772,038	$5.84	8.57	$6,218,872
Exercisable at September 30, 2025	578,783	$5.34	8.21	$5,012,549

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2025 and 2024 were $5.92 and $6.90, respectively.

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

As of September 30, 2025, there was $0.8 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 0.5 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the nine-month period ended September 30, 2025 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,646	$11.25
Granted	61,245	12.77
Vested	(65,750)	11.83
Forfeited	(833)	22.10
Outstanding at September 30, 2025	75,308	$11.86

As of September 30, 2025, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 3.0 years.

During the nine months ended September 30, 2025, 209 shares were issued under the 2021 Employee Stock Purchase Plan, 92,711 shares were issued as the result of stock option exercises and 30,338 shares were issued as a result of the vesting of non-vested stock. Additionally, 35,412 shares were issued as payment for certain employee bonuses, with 11,286 of those shares being withheld to cover taxes, resulting in a net share issuance of 24,126.

Stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and nine months ended September 30, 2025 and 2024, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$99	$353	$332	$822
General and administrative	522	530	1,754	1,630
Total share-based compensation expense	$621	$883	$2,086	$2,452

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

Allocation of Agenus services, net of approximately $221,000 and $294,000 for the three months ended September 30, 2025 and 2024, respectively, and $708,000 and $737,000 for the nine months ended September 30, 2025 and 2024, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $15.0 million as of September 30, 2025, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future.

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

The Note carries an annual rate of interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as defined in the Note, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at Agenus’ election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon certain change in control events, the Company will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of September 30, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of approximately $154,000 and a market interest rate of 15.0%.

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

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended September 30, 2025 and 2024, and continues to do so. For the three and nine months ended September 30, 2025, the Company expensed Wolf Greenfield fees totaling approximately $46,000 and $198,000, respectively, and for the three and nine months ended September 30, 2024, the Company expensed Wolf Greenfield fees totaling approximately $42,000 and $121,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at September 30, 2025 was approximately $5.7 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of September 30, 2025 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The difference between the fair value of the Note at December 31, 2024 and the fair value of the Note as of September 30, 2025 was recorded in "Operating expenses" in the Company's condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

(9) Equity

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

Nasdaq Compliance

On May 13, 2025, MiNK received a letter (the “MVLS Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that for the previous 30 consecutive trading days the Company’s Minimum Value of Listed Securities (“MVLS”) was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). Nasdaq provided the Company with 180 calendar days, or until November 10, 2025, to regain compliance. To regain compliance, the Company’s MVLS had to have met or exceeded $35.0 million for a minimum of ten consecutive trading days.

On July 28, 2025, the Company was notified by the Nasdaq Listing Qualifications Department staff that the Company’s MVLS met or exceeded $35.0 million for at least ten consecutive business days. Accordingly, the Company regained compliance with the MVLS Rule and this matter is now closed.

At the Market Sales Agreement

On July 15, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of the Company’s common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement were pursuant to the Company’s registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, the Company filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement when the 2025 Registration Statement becomes effective.

In the three months ended September 30, 2025, the Company sold approximately 488,000 shares of its common stock under the Sales Agreement, resulting in net proceeds of approximately $13.1 million.

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

The following table presents selected financial information related to the Company's single reportable segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
External expenses	$(1,191)	$338	$(3,150)	$(1,780)
Payroll related expenses	(913)	(1,217)	(2,936)	(4,258)
Other operating expenses	(1,080)	(1,006)	(3,851)	(2,748)
Operating loss	(3,184)	(1,885)	(9,937)	(8,786)

Other income (expense):
Interest expense	(25)	(28)	(81)	(63)
Interest income	80	106	150	196
Other income (expense), net	241	—	(24)	331
Net loss	$(2,888)	$(1,807)	$(9,892)	$(8,322)

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2025 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(13) Subsequent Events

At the Market Offerings

During the period of October 1, 2025 through November 13, 2025, the Company sold approximately 88,000 shares of its common stock under the Sales Agreement, totaling net proceeds of approximately $1.2 million.

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

Historical Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 111% to $1.1 million for the three months ended September 30, 2025 from $0.5 million for the three months ended September 30, 2024. This increase was primarily due to the $1.8 million gain recorded from the forgiveness of certain previously recorded liabilities in 2024 that did not reoccur in 2025, partially offset by decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 59% to $1.8 million for the three months ended September 30, 2025 from $1.2 million for the three months ended September 30, 2024. This increase was primarily due to an increase in professional fees, substantially related to fees associated with the implementation of the At Market Issuance Sales Agreement (the “Sales Agreement”).

Other income (expense), net

Other income increased to approximately $241,000 for the three months ended September 30, 2025 from nil for the three months ended September 30, 2024, primarily due to the recognition of a refundable R&D tax credit in the UK in the three months ended September 30, 2025.

Interest income, net

Interest income decreased $23,000 for the three months ended September 30, 2025, from income of $78,000 for the three months ended September 30, 2024 to income of $55,000 for the three months ended September 30, 2025, primarily due to interest expense accrued under our related party note (the “Note”) and decreased interest earned on our money market funds.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Research and development expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 14% to $4.2 million for the nine months ended September 30, 2025 from $4.9 million for the nine months ended September 30, 2024. This decrease was primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 42% to $5.0 million for the nine months ended September 30, 2025 from $3.5 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in professional fees and the incremental share-based compensation expense resulting from the option award modification approved by shareholders in June 2025.

Other income, net

Other expense increased to approximately $24,500 for the nine months ended September 30, 2025 from income of approximately $331,000 for the nine months ended September 30, 2024, primarily due to foreign currency exchange losses partially offset by the recognition of a refundable R&D tax credit in the UK in the nine months ended September 30, 2025, compared to the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK in the nine months ended September 30, 2024.

Interest income, net

Interest income decreased $64,000 for the nine months ended September 30, 2025, from income of $133,000 for the nine months ended September 30, 2024 to income of $69,000 for the nine months ended September 30, 2025, primarily due to decreased interest earned on our money market funds and interest expense accrued under the Note.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the nine months ended September 30,	For the years ended December 31,
	2025	2024	2023
Payroll and personnel costs	$2,406,309	$4,634,647	$6,814,210
Professional fees	75,479	1,353,448	5,283,439
Forgiveness of liability	—	(1,788,204)	—
Allocated services	450,955	517,861	500,280
Materials and other	1,311,512	1,618,323	2,892,068
Total	$4,244,255	$6,336,075	$15,489,997

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $154.1 million as of September 30, 2025. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into a Sales Agreement with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, we filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement when the 2025 Registration Statement is declared effective. We sold approximately 488,000 and 88,000 shares of our common stock pursuant to the Sales Agreement during the three months ended September 30, 2025 and the period of October 1, 2025 through November 13, 2025, respectively, and received aggregate net proceeds totaling $14.4 million. As of November 13, 2025, approximately $35.2 million remained available under the Sales Agreement.

We have a Note outstanding as of September 30, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $154,000. The Note provides that we will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as described in the Note, at Agenus’ election, we must pay the principal amount outstanding and any unpaid interest, either in full or in the form of equity securities.

In May 2024, we entered into a stock purchase agreement with an investor, pursuant to which we issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of September 30, 2025 was $14.3 million. Subsequent to the quarter end, we received $1.2 million from the sales of common stock in at the market offerings. We believe our cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $3.9 million and $7.8 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, and other important factors, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, our cash runway and anticipated sources of funds, our ability to operate as a going concern, as well as our plans, objectives, expectations, and intentions.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Departure of Principal Accounting Officer

On November 11, 2025, Christine M. Klaskin, Treasurer, Principal Financial Officer, and Principal Accounting Officer of the Company, informed the Company she will be retiring effective December 31, 2025. Ms. Klaskin will continue as a consultant to the Company.

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

MiNK Therapeutics, Inc.

Date: November 14, 2025	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Christine M. Klaskin
Christine M. Klaskin
Treasurer (Principal Financial Officer and Principal Accounting Officer)