Form 10-K
period 2025-12-31
MiNK Therapeutics, Inc.
filed 2026-03-31
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant was: $10.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2026 was 4,965,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Report.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Boston, Massachusetts

i

Note Regarding Forward Looking Statements

This Annual Report on Form 10-K and other written and oral statements we make from time to time contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including without limitation statements regarding our business strategy, our research and development, our product development efforts, our ability to commercialize our product candidates, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds as well as our plans, objectives, expectations, and intentions. Words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” “future” and other words and terms of similar meaning and expression are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I

Item 1. Business.

MiNK Therapeutics, Inc. (“we,” “our,” or “MiNK”) is focused on developing innovative treatments for cancer and immune-mediated diseases using allogeneic, ex-vivo expanded invariant natural killer T ("iNKT") cells. Amid a broader industry renaissance in innate immunity—highlighted by surging investment and clinical activity in NK, γδ T, and iNKT-based therapies—iNKT cells represent a distinct T cell (“T”) population that uniquely bridges innate and adaptive immunity. They combine durable memory responses characteristic of adaptive T cells with rapid, MHC-independent rapid cytolytic capabilities of natural killer ("NK") cells. This dual functionality enables direct tumor killing via CD1d and stress ligands, potent orchestration of the tumor microenvironment through activation of dendritic cells and NK cells, elimination of immunosuppressive myeloid populations, and restoration of exhausted T-cell function—all while naturally suppressing graft-versus-host disease ("GvHD"). This unique combination positions iNKT cells as an optimal platform for allogeneic therapy, given their natural homing capabilities, tumor clearance potential, and efficacy against infected cells.

Our approach includes advancing both native and engineered iNKT cell therapies, leveraging a pipeline composed of wholly owned or exclusively licensed assets. Additionally, we have developed a proprietary personalized neoantigen library to facilitate personalized T Cell Receptor ("TCR") development. This library enables us to identify patient-specific tumor neoantigens, which we use to create highly tailored TCR-based therapies. By harnessing these personalized neoantigen libraries, we aim to enhance precision, efficacy, and overall therapeutic outcomes for patients with various cancers and immune-mediated diseases. Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include but are not limited critical pulmonary immune failure (including severe hypoxemic respiratory failure / pneumonia), GvHD, solid tumor cancers, and other severe immune-related diseases. Our discovery efforts are focused applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including CRs, CAR-iNKTs (such as MiNK-215 (FAP-CAR-iNKT) and MiNK-413 (BCMA-CAR-iNKT)), and INKT cell engager technology.

The following table summarizes our current product development pipeline:

Agenus Inc, therapeutic candidates botensilimab (BOT, Fc-enhanced anti-CTLA-4) and balstilimab (BAL, anti-PD-1).

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Having treated nearly 100 patients with agenT-797 across oncology and critical pulmonary immune failure, we have generated mechanistic and clinical insights that support continued development of our iNKT platform beyond oncology into pulmonary diseases and auto-immune diseases, including in graft-versus-host disease prevention.

Under the leadership of Dr. Terese C. Hammond, our Head of Inflammatory and Pulmonary Diseases, we are advancing a differentiated franchise in critical pulmonary immune failure with agenT-797, our off-the-shelf, allogeneic iNKT cell therapy.

Building on the foundational Phase 1/2 data published in Nature Communications in February 2024 — which demonstrated >70% 30-day survival (80% in the veno-venous extracorporeal membrane oxygenation (“VV-ECMO”) subgroup) in mechanically ventilated patients with severe viral ARDS versus ~10% in contemporaneous controls — we are now advancing agenT-797 in a randomized Phase 2 adaptive, placebo-controlled trial in patients with severe pneumonia and moderate-to-severe hypoxemic acute respiratory failure ("AHRF"). Our published results highlighted rapid inflammation resolution, rescue of exhausted T cells, and reduced secondary infections, supporting the broad therapeutic potential of iNKT cells in life-threatening respiratory conditions, including interstitial lung disease ("ILD").

In cancer, our Phase 1 clinical trial enrolled 34 patients evaluating agenT-797 in refractory solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab. Updated data presented at SITC 2025 demonstrated durable clinical activity, including complete remissions and long-term survivors (>2–3+ years) in heavily pretreated, checkpoint-refractory cancers such as metastatic testicular cancer, gastric cancer, thymoma, cholangiocarcinoma, renal cell carcinoma, and adenoid cystic carcinoma, with median overall survival of approximately 23 months in combination with anti-PD-1. These data showed that agenT-797, both as monotherapy and in combination with anti-PD-1 agents, produced meaningful disease control in the majority of heavily pretreated patients, including reductions in target and non-target lesions and prolonged disease stabilization. A detailed case report describing a durable confirmed partial response (42% tumor reduction with progression-free survival exceeding nine months) in a patient with chemotherapy- and PD-1-refractory gastric cancer following a single infusion of agenT-797 was published in Oncogene in January 2024 (Hadfield et al., 2024). Subsequently, a separate case report published in Oncogene in 2025 described a complete clinical, radiologic, and biochemical remission in a patient with heavily pretreated metastatic testicular (germ cell) cancer following a single infusion of agenT-797 in combination with anti-PD-1 therapy; the patient remains without evidence of disease more than two years post-treatment (Garmezy et al., 2025). AgenT-797 also exhibited long-term persistence in peripheral blood (detected up to 6 months post-infusion), independent of HLA matching and without the need for lymphodepletion.

Building on these encouraging results, a Phase 2 investigator-sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center was initiated, with the first patient dosed in February 2024. This study is evaluating the safety and efficacy of agenT-797 in combination with Agenus Inc.’s ("Agenus") botensilimab (an Fc-enhanced anti-CTLA-4 inhibitor) and balstilimab (anti-PD-1), together with ramucirumab and paclitaxel, in patients with previously treated, advanced esophageal, gastric, or gastro-esophageal junction ("GEJ") adenocarcinoma. Early translational data from the first patients in the ongoing Phase 2 combination study were presented at the inaugural AACR Advances in Cancer Immunotherapy (AACR IO) meeting in 2025. These data demonstrated that addition of agenT-797 to botensilimab and balstilimab drove robust immune activation, including elevated interferon-gamma (IFN-γ) levels, rapid tumor infiltration, CD8+ T-cell activation, and immune reprogramming in patients with PD-1-refractory gastroesophageal cancers. Additional data are expected in early 2026.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced preclinical engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen ("BCMA"), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 reported therapeutic activity in non-small cell lung cancer models, which resulted in substantial tumor elimination and improved survival compared to T cells alone. MiNK has presented data that showcased MiNK-215’s activity in preclinical colorectal cancer models. In human organoid models of CRC with liver metastases, MiNK-215 potently enhanced tumor killing by T cells and was associated with depletion of immune suppressive FAP-expressing stellate cells and increased CD8+ T cell infiltration. Investigational new drug application (“IND”) enabling studies for MiNK-215 are underway.

With our vertically integrated manufacturing capabilities and experienced team, we are accelerating the development of accessible, off-the-shelf iNKT-based therapies with transformative potential across oncology, critical pulmonary immune failure, and GvHD.

Our Strategy

Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet needs. We believe that allogeneic iNKT cells exhibit highly adaptable properties for broad therapeutic development, and we plan to achieve our goal by executing a strategy with the following key elements:

•
Expand into immune-mediated and inflammatory diseases: Leverage clinical and translational insights from our Acute Respiratory Distress Syndrome (“ARDS”) program to advance agenT-797 in severe pulmonary conditions, including acute respiratory failure, and in immune-mediated diseases such as GvHD.
•
Advance agenT-797 across oncology indications: Progress agenT-797, our native allogeneic iNKT cell therapy, in solid tumors as both a monotherapy and in combination with checkpoint inhibitors and other immunotherapies.
•
Build a pipeline of engineered iNKT cell therapies: Apply our proprietary technologies to develop next-generation engineered iNKT candidates, including MiNK-215 (FAP CAR-iNKT), with IND-enabling activities ongoing, and additional programs targeting both oncology and fibrosis.
•
Scale manufacturing and operational capabilities: Continue to enhance our proprietary, closed-system manufacturing processes to improve scalability, reduce cost of goods, and increase flexibility and speed of production.
•
Build on strategic collaborations to enhance platform value and expand our technological capabilities, pipeline breadth, or clinical impact. These include:
o
Leverage a collaboration with C-Further to support an optimal TCR-PRAME candidate for pediatric patients with cancer.
o
Advance research collaboration with Autonomous Therapeutics(October 2024) to evaluate encrypted RNA™ technologies in combination with MiNK-215 and agenT-797 in metastatic solid tumor models;
o
A collaboration with Immunoscape (December 2023) to discover and develop TCR-based therapies across multiple immune cell modalities; and
o
Our Intellectual Property Assignment and License Agreement with Agenus(September 2021), providing access to a portfolio of immuno-oncology assets and adjuvants to support combination strategies.

Our Approach to Cell Therapy – iNKT Cells

While engineered CAR-T cell therapies have demonstrated clinical benefit in certain hematologic malignancies, their broader application has been limited by manufacturing complexity, toxicity, and logistical constraints. Our approach focuses on iNKT cells, a distinct immune cell population that combines features of innate and adaptive immunity.

NKT cells express an invariant TCR that recognizes glycolipid antigens presented by the monomorphic CD1d molecule, enabling HLA-independent targeting. This biology supports both direct cytotoxic activity and coordinated activation of the immune system.

Based on preclinical and clinical observations, iNKT cells have demonstrated the ability to traffic to sites of disease, activate antigen-presenting cells, reduce immunosuppressive myeloid populations, enhance T-cell function, and recruit additional immune effector cells. iNKT cells have also been associated with suppression of alloreactive T cell responses, supporting their potential use in GvHD.Our iNKT cells use an invariant TCR α-chain to recognize glycolipid antigens presented by the monomorphic CD1d molecule, supporting direct tumor killing and broad immune activation within the tumor microenvironment ("TME"). Clinically, higher iNKT cell presence correlates with improved cancer prognosis and reduced GvHD risk post-transplantation.

Key Design Features of iNKT Cells

•
Bridging innate and adaptive immunity: iNKT cells integrate rapid effector responses with antigen-specific recognition, enabling both direct cytotoxicity and immune orchestration.
•
Activity in solid tumors and inflamed tissues: iNKT cells can localize to tissues and recognize CD1d-expressing cells, supporting modulation of the tumor microenvironment and inflammatory responses.
•
Suitability for allogeneic use: CD1d-restricted recognition reduces dependence on HLA matching and has been associated with lower risk of GvHD.
•
Favorable tolerability results: Early clinical experience suggests iNKT cells may be administered without lymphodepletion and with manageable adverse events.
•
Scalable manufacturing: Our manufacturing processes enable expansion of iNKT cells from healthy donors while maintaining functional characteristics.

Our iNKT Cell Platform

Our platform leverages the unique therapeutic features of native iNKT cells and advanced manufacturing and engineering capabilities, enabling us to produce highly pure, scalable, and off-the-shelf allogeneic therapies for global patient populations. We believe allogeneic iNKT cell therapies, derived from healthy donors, have the potential to rapidly treat patients upon diagnosis, enhance response rates and durability, broaden treatment indications, improve tolerability without the need for lymphodepletion, and achieve cost-effective scalability.

Key Platform Elements:

Novel Cell Type Bridging Innate and Adaptive Immunity: We utilize iNKT cells, uniquely positioned to bridge innate and adaptive immune responses, potentially offering powerful tumor-killing properties of NK cells combined with durable memory capabilities of T cells, along with the potential to reshape the tumor microenvironment.

Broad Therapeutic Applications: Our pipeline includes both native and engineered iNKT cell therapies targeting multiple indications across oncology and immune-mediated diseases.

Demonstrated Clinical Proof-of-Concept in Phase 1 and 2 clinical trials: Observed the potential safety, tolerability, and immune-modulatory effects of allogeneic iNKT cells in various cancer types and pulmonary diseases.

Advanced Proprietary Cell Engineering: Our proprietary cell engineering platforms include CARDIS, a hybrid phage and mammalian display technology enabling highly selective and functionally optimized CAR, TCR, and bispecific engager discovery. This technology is designed to produce candidates with improved pharmaceutical quality, minimal off-target toxicity, and reduced immunogenic risk through fully human antibody fragments.

Scalable, Proprietary Manufacturing Process: Our closed-system current Good Manufacturing Practice (“cGMP”) manufacturing process is designed to ensure minimized contamination risk and efficient production, enabling the generation of thousands of doses per healthy donor.

Strategic Access to Validated Immuno-Oncology Therapies: We maintain access to Agenus’ validated pipeline of immuno-oncology antibodies and adjuvants, enhancing our ability for rapid clinical development and flexible commercial opportunities.

Our Product Candidate

agenT-797 – our lead allogeneic, native iNKT cell therapy and is being evaluated across multiple clinical indications

agenT-797, our allogeneic, native iNKT cell therapy, is our most advanced product candidate and is currently in Phase 2 clinical development across multiple different trials and indications, constituting a pipeline within a single product candidate. In oncology, we have shown that agenT-797 cells have the potential to reduce or eliminate hematologic and solid tumor cancers as a monotherapy and in combination with checkpoint modulating antibodies, as they (1) home to sites of disease via CD1d and NK related ligands; (2) attack suppressive myeloid cells in the TME to eliminate tumor escape mechanisms; (3) recruit and activate NK cells and T cells for enhanced tumor killing (a distinguishing feature not shared by other innate lymphocytes such as NK and gamma delta T cells); and (4) promote tumor killing without lymphodepletion. In phase 1 and 2 clinical trials, our data demonstrated that agenT-797 appeared to overcome resistance to immune checkpoint inhibitors, with durable disease stabilization and a confirmed response in chemotherapy and anti-PD-1 refractory gastric cancer. A Phase 2 investigator sponsored trial is underway, evaluating agenT-797 in second-line gastroesophageal cancers.

agenT-797 – Pulmonary and Inflammatory Diseases

We are advancing agenT-797 in severe pulmonary and inflammatory conditions, where there remains a high unmet medical need and limited effective therapies. Hypoxemic respiratory failure affects hundreds of thousands of patients annually in the United States and globally, with mortality rates ranging from approximately 30% to 50% in severe cases and higher in mechanically ventilated populations. Despite this burden, there are no approved cell therapies and limited disease-modifying treatments. Preclinical studies suggest that iNKT cells can promote viral clearance, enhance secondary antiviral immune responses, and modulate excessive inflammation, supporting their potential to reduce lung injury and improve outcomes in ARDS and related conditions.

We completed a Phase 1/2 clinical study evaluating agenT-797 in patients with ARDS secondary to infectious diseases, including COVID-19 and influenza. In a cohort of 21 mechanically ventilated patients, 30-day survival exceeded 70%, including approximately 80% among patients receiving VV-ECMO, compared to approximately 10% in contemporaneous in-hospital controls.

agenT-797 was generally well tolerated at doses up to 1×10⁹ cells, with no observed cytokine release syndrome or neurotoxicity. Treatment was associated with reductions in inflammatory markers and a lower incidence of secondary infections.

Based on these findings, we are advancing a randomized, adaptive Phase 2, placebo-controlled clinical trial in patients with severe pneumonia and moderate-to-severe AHRF. We believe these data support the potential application of agenT-797 across a broad range of acute and chronic pulmonary diseases, including ILD, representing a significant market opportunity across critical care and pulmonary medicine.

agenT-797 – GvHD

We are also advancing agenT-797 in hematopoietic stem cell transplantation ("HSCT"), GvHD remains a major clinical challenge. More than 50,000 HSCT procedures are performed annually worldwide, with GvHD occurring in approximately 50% of patients and representing a leading cause of morbidity and mortality. iNKT cells have been shown to modulate alloreactive immune responses and may support improved engraftment, reduction of GvHD, and enhanced immune reconstitution. We are developing agenT-797 for use in the peri-transplant setting with the goal of improving transplant outcomes and reducing complications associated with current conditioning regimens, particularly in older or higher-risk patients.

Enhance iNKT Activity and Expand Targeting through Engineering

We are advancing a pipeline of allogeneic, engineered iNKT cell product candidates that leverage our proprietary technologies to enhance iNKT activity and expand tumor targeting through CARs, TCRs and bispecific iNKT engagers. Our two most advanced engineered programs are (1) MiNK-413, a BCMA-CAR-iNKT, and (2) MiNK-215, a FAP-CAR-iNKT. These programs are both in preclinical development with IND-enabling studies underway for MiNK-215. In addition, we plan to utilize our bispecific iNKT engagers, TCRs and CAR technologies, as well as our access to a large portfolio of proprietary targets, to further expand our pipeline of novel allogeneic, engineered iNKT cell product candidates.

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

Our Proprietary Manufacturing Process and Capabilities

Our experienced management team and fully operational cGMP manufacturing suite directly address the challenges often associated with capital intensive cell therapy companies. We believe this site pioneered the industrialization and international distribution of autologous cancer vaccines and later the customization of synthetic, off-the-shelf cancer vaccines, immune stimulating adjuvants and antibodies.

Our allogeneic iNKT manufacturing platform allows for cell manufacturing at step function improvement in scale cost, and availability. We currently conduct manufacturing for all native iNKT cells program in-house in Lexington, MA. Our automated, closed-system allogeneic cell product batch production is designed to provide rapid, scalable, production with rigorous quality control and consistent and reproducible product release with minimal risk of batch failure. This closed-system process potentially reduces hands-on time and optimizes personnel usage and facility qualification and validation processes. Our proprietary reagents and process are designed to generate a product that is over 99% pure iNKT cells that can be stably cryopreserved with full retention of functional properties. We believe this will enable us to further increase reproducibility, minimize run failures and greatly increase scalability.

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

Intellectual Property

We protect our intellectual property rights and proprietary technology with a combination of patent rights, trademark rights, proprietary procedures and contractual provisions. We seek to protect our intellectual property rights and proprietary technology in select key global markets. Further, in order to supplement our existing intellectual property protection and support commercialization of current and future product candidates, we continue to seek protection for our technological innovations and branding efforts by filing new patent and trademark applications when and where appropriate. As of December 31, 2025, we own four issued U.S. patents, five issued foreign patents and at least 30 pending patent applications in the U.S. and other major jurisdictions worldwide. One of the issued U.S. patents is directed to a process for the discovery of TCRs and the term of the patent is estimated to expire in 2041. The other three issued U.S. patents are intended to protect intellectual property relating to a TCR for cell therapy targeting NY-ESO-1 and a TCR for cell therapy targeting Phosphopeptides. The term of these three patents is estimated to expire in 2039. Patent term extensions, supplementary protection certificates, and regulatory exclusivity periods, including pediatric exclusivity periods might also be available.

Our process to manufacture iNKT cells at scale from healthy donor PBMCs, using cGMP-grade proprietary resources, including a humanized iNKT-TCR mAb to enable iNKT cell isolation and an α-GalCer lipid ligand to enable iNKT cell expansion, is proprietary technology.

Government Regulation

As a biopharmaceutical company, we are subject to extensive regulation. Our iNKT cell product candidates, if approved, will be regulated by the FDA and comparable regulatory authorities as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with cGMPs for biologics.

Human immunotherapy products are a new category of therapeutics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacturing, packaging, labeling, storage, record keeping, reimbursement, advertising, promotion, distribution, post-approval monitoring and reporting and import and export, pricing and reimbursement of pharmaceutical products, including biological products. In the United States, the FDA regulates biological products under the Public Health Service Act (the “PHSA”), the Federal Food, Drug and Cosmetic Act (the “FDCA”) and implementing regulations. Failure to comply with the applicable regulatory requirements at any time during the product development process or post-approval may subject a product sponsor to delays in development or approval, as well as administrative and judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters and similar public notice of alleged non-compliance with laws, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

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

Competition

The biopharmaceutical industry is highly competitive. We face competition from established pharmaceutical and biotechnology companies, as well as emerging companies developing cell therapies, including autologous and allogeneic CAR-T, TCR-T, NK cell, γδ T cell, and iNKT cell therapies. Many competitors are advancing programs across solid tumors, hematologic malignancies, autoimmune diseases, and, in some cases, inflammatory and pulmonary conditions.

Key competitors developing autologous CAR-T and TCR-based therapies include large pharmaceutical and biotechnology companies such as Bristol-Myers Squibb (including former Celgene and Juno Therapeutics assets), Gilead Sciences, Johnson & Johnson, Novartis, AstraZeneca, and BioNTech.

Companies developing iNKT cell-based therapies are generally earlier-stage and include Arovella Therapeutics and Brightpath Biotherapeutics, among others. We are also aware of companies pursuing approaches to activate endogenous iNKT cells, including Gri Bio and Portage Biotech. These approaches differ from our ex vivo expanded, allogeneic iNKT cell platform.

Key competitors developing allogeneic or gene-edited T cell therapies include Allogene Therapeutics, Atara Biotherapeutics, Cellectis, CRISPR Therapeutics, Precision BioSciences, and others. Certain companies in this space have undergone consolidation, including Poseida Therapeutics, which has been acquired by Roche.

Key competitors in the NK cell therapy space include Fate Therapeutics, Nkarta, Artiva Biotherapeutics, Dragonfly Therapeutics, and programs within larger pharmaceutical companies such as Sanofi and Takeda Pharmaceutical Company.

Competitors in the γδ T cell therapy space include Adicet Bio, IN8bio, and TC BioPharm.

In addition, we are aware of companies pursuing other immunomodulatory or cell-based approaches, including stem cell-based therapies, for the treatment of acute respiratory distress syndrome (ARDS) and related pulmonary conditions.

We compete with these organizations for scientific and management talent, clinical trial sites, patient enrollment, and access to complementary technologies. Many of our current and potential competitors have significantly greater financial, technical, and human resources, as well as greater experience in research and development, manufacturing, clinical development, and commercialization. Early-stage companies may also become significant competitors, particularly through collaborations with larger pharmaceutical companies.

Our commercial opportunity may be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, more convenient, or less costly than our product candidates. In addition, competitors may obtain regulatory approval for their products more rapidly than we do, which could allow them to establish a market position before we are able to enter the market.

Human Capital Resources and Employees

As of February 28, 2026, we had 15 full-time employees, 33% of whom have Ph.D. degrees. Our ability to manage growth effectively will require us to continue to implement and improve our management systems, recruit and train new employees and select qualified independent contractors. Functions in legal, finance, information technology and human resources are provided by Agenus pursuant to a services agreement.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our audited financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our common stock. If any of the following risks are realized, our business, financial condition, results of operations and prospects, as well as the price of our common stock, could be materially and adversely affected.

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following summarizes factors that could have a material adverse effect on the Company’s business, reputation, results of operations, financial condition and stock price. The Company may not be able to accurately predict, control or mitigate these risks. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. The risks and uncertainties described below are not exhaustive and should not be considered a complete statement of all potential risks or uncertainties that the Company faces or may face in the future.

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

Risks Related to Discovery, Development and Commercialization of Our Allogeneic iNKT Cells and Other Product Candidates

•
Our business is highly dependent on the success of our lead product candidate, agenT-797, and we may fail to develop agenT-797 successfully or be unable to obtain marketing approval for it.
•
Allogeneic iNKT cells represent a novel approach to immunotherapy, which may result in significant challenges to the development, marketing approval, and commercialization of product candidates.
•
Our business is highly dependent on our iNKT cell platform, and our product candidates will require significant additional testing before we can seek marketing approval.
•
Serious adverse events, undesirable side effects or unexpected characteristics caused by our product candidates could delay or prevent marketing approval, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
•
The data produced in our clinical trials is at an early stage and future data may not show responses in patients treated or support continued development.
•
Even if any product candidates we may develop receive marketing approval, they may fail to achieve commercial success.
•
We face significant competition and there is a possibility that our competitors may achieve marketing approval before us or develop adoptive cell therapies that are safer or more advanced or effective than ours.
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
•
Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to review and approve new products in a timely manner.

Risks Related to Our Relationship with Agenus

•
We may experience difficulty in separating our resources from Agenus.
•
Agenus owns a significant portion of our common stock and will be able to exert control over specific matters subject to stockholder approval.
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
•
Our internal computer systems, or those of our third-party vendors, collaborators or other contractors or consultants, may fail or suffer security breaches, and we and certain of our third-party providers may experience cyberattacks and other incidents.

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
•
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.
•
Unfavorable global economic conditions, including tariffs and trade policy changes, could adversely affect our business, financial condition or results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred losses since inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred operating losses associated with our research, clinical development and manufacturing efforts. We have devoted substantially all of our efforts and financial resources in building our iNKT cell platform, identifying our current product candidates, conducting preclinical development and initiating clinical trials of agenT-797. Our net loss was $12.5 million and $10.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $156.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

Our lead product candidate, agenT-797, is in clinical development, and all of our other product candidates remain in preclinical development. We do not have any products approved for sale and have not generated any revenue from product supplies or royalties. Based on our current plans, we do not expect to generate product or royalty revenues unless and until we obtain marketing approval for a product candidate. We expect that it will be many years, if ever, before we have a product candidate that receives such approval. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a product candidate with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. Even if one or more of the product candidates we may develop are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the United States Food and Drug Administration (“FDA”) or other regulatory authorities to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved product candidates, we may not become profitable and may need to obtain additional funding to continue operations and, even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

Our primary source of funding prior to our initial public offering was through Agenus. As of December 31, 2025, our cash balance was $13.4 million. We expect that our cash as of December 31, 2025, plus anticipated additional funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned.

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

We were formed in 2017 as a subsidiary of Agenus. Our operations to date have been limited to organizing and staffing our company, business planning, identifying potential product candidates and undertaking clinical trials and preclinical studies, and some of these activities have been performed by Agenus pursuant to services agreements between the parties. We have initiated clinical trials for agenT-797 and our other programs are still in the preclinical or research stage of development, where the risk of failure is high. We have not yet demonstrated an ability to successfully complete any large-scale, pivotal clinical trials, obtain marketing approvals; manufacture a commercial-scale product, or arrange for a third party to do so on our behalf; or conduct sales and marketing activities necessary for successful commercialization. It takes many years to develop a new product from the time it is discovered to when it is available for treating patients. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer independent operating history.

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

Risks Related to Discovery, Development and Commercialization of Our Allogeneic iNKT Cells

Our business is highly dependent on the success of our lead product candidate, agenT-797, which is our only product candidate in clinical development. We have a limited history of conducting clinical trials and may fail to develop agenT-797 successfully or be unable to obtain marketing approval for it.

Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our agenT-797 and our other product candidates. We cannot guarantee that agenT-797, will demonstrate the degree of safety, purity, potency, or efficacy required by the FDA or other regulatory authorities, or will be approved for commercialization on a timely basis or at all. Although certain of our employees and consultants have prior experience with clinical trials, marketing approvals and current Good Manufacturing Practice (“cGMP”) compliance, we have not previously completed any pivotal clinical trials or submitted a Biologics License Application (“BLA”) to the FDA, or similar marketing approval applications to comparable foreign authorities, for any product candidate, and we cannot be certain that agenT-797 or any other product candidate will be successful in clinical trials or receive marketing approval. The success of our product candidates will depend on several factors, including the following:

•
successful initiation and completion of preclinical studies with favorable results, including toxicology and other studies designed to be compliant with good laboratory practice (“GLP”), requirements;
•
allowance to proceed with clinical trials under Investigational New Drug applications (“INDs”), by the FDA, or of similar regulatory submissions by comparable foreign regulatory authorities for the conduct of clinical trials of our product candidates;
•
successful initiation, enrollment and completion of clinical studies in accordance with good clinical practice (“GCP”), requirements and other applicable rules and regulations;
•
the frequency and severity of adverse events observed in clinical trials;
•
maintaining and establishing relationships with contract research organizations (“CROs”), and clinical sites for the clinical development of our product candidates;
•
demonstrating the safety purity, and potency, or efficacy of our product candidates to the satisfaction of the FDA and other applicable regulatory authorities;
•
receipt of marketing approvals from applicable regulatory authorities, including approvals of BLAs from the FDA, and maintaining any such approvals;

•
making arrangements with third-party manufacturers for, or establishing, clinical or commercial manufacturing capabilities;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, either alone or in collaboration with others;
•
obtaining, establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•
maintaining an acceptable safety profile of our product candidates following marketing approval, if any;
•
maintaining and growing an organization of people who can develop and, if approved, commercialize, market and sell our product candidates, if approved; and
•
acceptance of our product candidates, if approved, by patients, the medical community and third-party payors.

Furthermore, because agenT-797 is our most advanced product candidate and our only product candidate in clinical development , and because our other product candidates are based on similar technology, if our clinical trials of agenT-797 encounter safety, efficacy or manufacturing problems, development delays, regulatory issues or other problems, our development plans for agenT-797 and our other product candidates in our pipeline could be significantly impaired, which could materially adversely affect our business, financial condition, results of operations and growth prospects.

The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, marketing approval and commercialization of agenT-797 and our other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given our stage of development, it may be several years, if at all, before we have demonstrated the safety, purity, and potency (or efficacy) of a candidate sufficient to warrant approval for commercialization. If we are unable to develop, or obtain marketing approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Utilizing allogeneic iNKT cells represents a novel approach to immunotherapy, and we must overcome significant challenges to develop, commercialize and manufacture our product candidates.

We have concentrated our research and development efforts on utilizing allogeneic iNKT cells as a potential immunotherapy. To date, the FDA has approved only a few adoptive cell therapies for commercialization and no allogeneic iNKT cell therapy has been approved for commercial use by any regulatory authority. The processes and requirements imposed by the FDA or other applicable regulatory authorities may cause delays and additional costs in obtaining approvals for marketing authorization for our product candidates. Because our allogeneic iNKT cell platform product candidates are novel, and adoptive cell therapies are relatively new, regulatory agencies may lack experience in evaluating product candidates like our iNKT cell product candidates, including our lead product candidate, agenT-797. This novelty may heighten regulatory scrutiny of our therapies or lengthen the regulatory review process, including the time it takes for the FDA to review our INDs if and when submitted, increase our development costs and delay or prevent commercialization of our allogeneic iNKT cell platform products.

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
•
sourcing starting material suitable for clinical and commercial manufacturing; and
•
establishing sales and marketing capabilities to successfully launch and commercialize our product candidates if and when we obtain any required marketing approvals, and risks associated with gaining market acceptance of a novel therapy if we receive approval, as well as developing a manufacturing process and distribution network to support the commercialization of any approved products.

We must be able to overcome these challenges in order for us to develop, commercialize and manufacture our product candidates utilizing allogeneic iNKT cells. Failure to do so could materially adversely affect our business, financial condition, results of operations and growth prospects.

Clinical and preclinical development involves a lengthy and expensive process with an uncertain outcome, and the results of prior clinical trials and studies involving our product candidates are not necessarily predictive of our future results. Our product candidates may not show favorable results in preclinical studies or clinical trials or receive marketing approval on a timely basis, if at all.

Preclinical and clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the preclinical study or clinical trial process. Despite promising preclinical or clinical results, any product candidate can unexpectedly fail at any stage of preclinical or clinical development. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and the historical failure rate for product candidates in our industry is high.

The results from preclinical studies or early clinical trials of a product candidate may not predict the results of later clinical trials of the product candidate, and interim results of a clinical trial are not necessarily indicative of final results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical trials. In particular, while we have conducted certain clinical studies evaluating agenT-797, we do not know whether our product candidates will perform similarly in future clinical trials. It is not uncommon to observe results in clinical trials that are unexpected based on preclinical studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses.

For the foregoing reasons, we cannot be certain that our ongoing and planned clinical trials and preclinical studies will be successful. Any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for marketing approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations.

Any difficulties or delays in the commencement or completion, or the termination or suspension, of our current or planned clinical trials could result in increased costs to us, delay or limit our ability to generate revenue or adversely affect our commercial prospects.

Before obtaining approval from the FDA or other regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety purity, potency (or efficacy) of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs. Moreover, even if we commence clinical trials, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Any such delays in the commencement or completion of our ongoing and planned clinical trials for our product candidates could significantly affect our product development timelines and product development costs and harm our financial position.

We do not know whether our planned clinical trials will begin on time or be completed on schedule, if at all. The timing for commencement, data readouts and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitrodata to support the initiation or continuation of clinical trials;
•
obtaining allowance or approval from regulatory authorities to commence a trial or reaching a consensus with regulatory authorities on trial design;
•
the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;
•
any failure or delay in reaching an agreement with CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
delays in identifying, recruiting and training suitable clinical investigators;
•
obtaining approval from one or more institutional review boards (“IRBs”), or ethics committees at clinical trial sites;
•
IRBs refusing to approve, suspending or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•
changes or amendments to the clinical trial protocol;
•
clinical sites deviating from the trial protocol or dropping out of a trial;
•
failure by our CROs to perform in accordance with GCP requirements or applicable regulatory rules and guidelines in other countries;
•
manufacturing sufficient quantities of our product candidates, or obtaining sufficient quantities of combination therapies for use in clinical trials;
•
subjects failing to enroll or remain in our trials at the rate we expect, or failing to return for post-treatment follow-up, including subjects failing to remain in our trials;
•
patients choosing an alternative product for the indications for which we are developing our product candidates, or participating in competing clinical trials;
•
lack of adequate funding to continue a clinical trial, or costs being greater than we anticipate;
•
subjects experiencing severe or serious unexpected drug-related adverse effects;
•
occurrence of serious adverse events in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
•
selection of clinical endpoints that require prolonged periods of clinical observation or extended analysis of the resulting data;
•
our failure, or failure of our CMOs to produce adequate quantities of clinical trial materials in accordance with cGMP, regulations or other applicable requirements; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us in a timely manner.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

Further, conducting clinical trials in foreign countries, as we may do for our future product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled subjects in foreign countries to adhere to clinical protocols as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, and political and economic risks, including war, relevant to such foreign countries.

In addition, many of the factors that cause, or lead to, the termination suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of marketing approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

If any of the product candidates we may develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent marketing approval of the product candidates, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, whether used alone on in combination with other therapies, could cause us or regulatory authorities to interrupt, delay or halt clinical trials or lead to the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

To date, we have completed and published preliminary data from clinical trials for agenT-797. Moreover, there have been only a limited number of clinical trials involving the use of iNKT cells and none involving therapies similar to our therapies. It is impossible to predict when or if any product candidates we may develop will be deemed safe in humans. In the adoptive cell therapy field, there have been significant adverse events from allogeneic cell treatments in the past, including cytokine release syndrome, peripheral neuropathies and adverse events linked to lymphodepleting chemotherapy regimens used in the field prior to administration of cell therapy products. While in our trials to date, we have not observed neurotoxicity or cytokine release syndrome, there can be no assurance that our product candidates will not cause undesirable side effects in the future, which may include serious adverse effects that are related to our product candidates.

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

Patients in our ongoing and planned clinical trials may in the future suffer significant adverse events or other side effects not observed in our preclinical studies or previous clinical trials. Patients treated with our product candidates may also be undergoing surgical, radiation or chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidate, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses. If such significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to the clinical trials, or we may be required to abandon the trials or our development efforts of that product candidate altogether. We, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.

Additionally, if we successfully develop a product candidate and it receives marketing approval, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients, a communication plan to health care practitioners, extensive patient monitoring, or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. The FDA has required REMS programs for certain other cell therapies, including autologous CAR-T cell therapies, and we may be required to implement similar programs if any of our product candidates obtains marketing approval . Furthermore, if we or others later identify undesirable side effects caused by any product candidate that we develop, several potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such product candidate;
•
regulatory authorities may require additional warnings on the label or limit the approved use of such product candidate;
•
we may be required to create a medication guide outlining the risks of a product for patients;
•
we may be required to conduct additional clinical trials;
•
we may be required to change the way a product is administered;
•
a product may become less competitive;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, we could be sued and held liable for harm caused to patients; and
•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any product candidates we may identify and develop and could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we experience delays or difficulties in the enrollment of patients in our clinical trials for agenT-797 or any future trials, our receipt of necessary marketing approvals could be delayed or prevented.

We or our collaborators may not be able to continue our current and anticipated clinical trials for agenT-797 or initiate trials for any product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. In addition, if patients are unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, adoptive cell therapy, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons, the timeline for recruiting patients, conducting studies and obtaining marketing approval of any product candidates we may develop may be delayed. Moreover, our competitors may have ongoing clinical trials for product candidates that are intended to address the same patients as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in our competitors’ clinical trials.

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

Interim, “topline” and preliminary data from our clinical trials and preclinical studies that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline, or preliminary data from our clinical trials and preclinical studies, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, topline, or preliminary results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

Interim data from clinical trials are further subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, topline, or preliminary data and final data could significantly harm our business prospects. Further, disclosure of such data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We may develop our product in combination with other therapies, which exposes us to additional risks

We intend to develop agenT-797 and our other product candidates for use in combination with one or more existing therapies. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing, or supply issues could arise with these existing therapies. Developing combination therapies using approved therapeutics, as we plan to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop. If the FDA or similar foreign regulatory authorities revoke the approval of combination agents, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates for combination therapy regimens. Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, if approved, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations, and prospects.

We may conduct clinical trials for our product candidates outside of the U.S. and the FDA may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business

We may choose to conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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
•
the ability to offer our product candidates for sale at competitive prices, if approved;
•
convenience and ease of administration compared to alternative treatments;
•
the clinical indications for which the product candidate is approved by the FDA or other regulatory agencies;
•
the willingness of the target patient population to try novel therapies and of physicians to prescribe these therapies;
•
product labeling or product insert requirements of the FDA or other regulatory authorities, including any limitations or warnings contained in a product’s approved labeling;
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

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of the product candidates we may develop if and when they are approved.

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
•
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
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

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenues or the profitability of these product revenues to us may be lower than if we were to market and sell any product candidates we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize the product candidates we may develop or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing the product candidates we may develop.

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve marketing approval before us or develop adoptive cell therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize any product candidates we may develop.

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

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining marketing approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and adoptive cell therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any product candidates that we may develop or that would render any product candidates that we may develop obsolete or non-competitive. Our competitors also may obtain FDA or other marketing approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, as a result of the expiration or successful challenge of our patent rights, we could face more litigation with respect to the validity and/or scope of patents relating to our competitors’ products. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any product candidates that we may develop and commercialize.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business. Failure to obtain or maintain coverage and adequate reimbursement for or product candidates, if any and if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The regulations that govern marketing approvals, pricing and reimbursement for new therapies vary widely from country to country. Some countries require approval of the sale price of a therapy before the product can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay or might even prevent our commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates we may develop, even if any product candidates we may develop obtain marketing approval.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which reimbursement for these product candidates and related treatments will be available from government authorities or healthcare programs, private health plans and other organizations. Government authorities and third-party payors, such as private health plans, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are challenging the prices charged for medical products and requiring that drug companies provide them with discounts from list prices. Novel medical products, if covered at all, may be subject to enhanced utilization management controls designed to ensure that the products are used only when medically necessary. Such utilization management controls may discourage the prescription or use of a medical product by increasing the administrative burden associated with its prescription or creating coverage uncertainties for prescribers and patients. We cannot be sure that reimbursement will be available for any product that we may commercialize or, if reimbursement is available, that the level of reimbursement will be adequate. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

Further, the increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for recently approved products and, as a result, they may not cover or provide adequate payment. Even if we show improved efficacy or improved convenience of administration, third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates, and may not be able to obtain a satisfactory financial return. Further, as we continue to grow as an organization, previously-established prices may no longer be sufficient and could create additional pricing pressure for us.

No uniform policy for coverage and reimbursement for products exist among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of any product candidate for which we obtain marketing approval to each payor separately, and coverage and adequate reimbursement may not be applied consistently or obtained in the first instance or that step edits or other conditions on reimbursement may be imposed.

Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

There may be significant delays in obtaining reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or other regulatory authorities outside the United States. Coverage by one payor does not mean that other payors will also provide coverage. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for product may be reduced by mandatory discounts or rebates required to be provided to government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Additionally, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize any products we may develop, and our overall financial condition.

If we are required by the FDA to obtain clearance or approval of a companion diagnostic in connection with approval of any of our product candidates, and we do not obtain, or face delays in obtaining, FDA clearance or approval of such companion diagnostic, we will not be able to commercialize such product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Depending on the data from our clinical trials, we may decide to collaborate with diagnostic companies during our clinical trial enrollment process to help identify patients with characteristics that we believe will be most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available in this situation, we may be required to develop or obtain such test, which would be subject to premarket review requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities. The approval or clearance of a companion diagnostic as part of the therapeutic product’s further labeling limits the use of the therapeutic product to only those patients who express the specific characteristic that the companion diagnostic was developed to detect.

Further, in November 2025, the FDA announced its intention to o reclassify certain types of companion diagnostic tests, specifically oncology nucleic acid-based tests used in conjunction with gene-specific therapies, from Class III to Class II. If such reclassification occurs, any companion diagnostics that are the subject of the down-classification may no longer require premarket approval, but rather may be marketed pursuant to the generally less burdensome 510(k) clearance process. However, there is no assurance that any companion diagnostic required for our pharmaceutical development programs will benefit from the reclassification, or that the reclassification, even if it does occur, will result in a shorter timeline to development or marketing of the companion diagnostic

If the FDA or a comparable foreign regulatory authority requires approval or clearance of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval or clearance for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain marketing approval or clearance of a companion diagnostic could delay or prevent approval or continued marketing of the relevant product. We or our collaborators may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Product liability lawsuits against us could cause us to incur substantial liabilities and could limit commercialization of any product candidates that we may develop.

We face an inherent risk of product liability exposure related to the testing in clinical trials of any product candidates we may develop and will face an even greater risk if we commercially sell any product candidates that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or medicines caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
decreased demand for any product candidates that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant time and costs to defend the related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue; and
•
the inability to commercialize any product candidates that we may develop, if approved.

Although Agenus maintains product liability insurance coverage for us, it may not be adequate to cover all liabilities that we may incur. In the future, we may need to procure our own insurance coverage. Additionally, we anticipate that we will need to increase our insurance coverage when we begin additional clinical trials and if we successfully commercialize any product. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Adoptive cell therapy treatments are novel, and any product candidates we develop may be complex and difficult to manufacture. We could experience delays in satisfying regulatory authorities or production problems that result in delays in our development or commercialization programs, limit the supply of our product candidates we may develop or otherwise harm our business.

Any product candidates we may develop will likely require processing steps that are more complex than those required for most chemical pharmaceuticals. Moreover, unlike chemical pharmaceuticals, the physical and chemical properties of a biologic such as the product candidates we intend to develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND submissions. Furthermore, as product candidates progress through clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize safety, efficacy, stability, purity, yield and manufacturing batch size, minimize costs and achieve consistent quality and results. Such changes carry the risk that they will not achieve these intended objectives and/or may lead to delays and additional costs. Additionally, any changes we may make to our product candidates may cause such candidates to perform differently than in prior clinical trials, or could negatively affect our ability to utilize or interpret our existing data. Such changes could delay initiation or completion of clinical trials, lead to negative trial results, require the conduct of bridging studies or clinical trials or the repetition of one or more studies or clinical trials, increase development costs, delay potential marketing approval and jeopardize our ability to commercialize our product candidates or generate revenue.

If we successfully develop product candidates, we may nevertheless encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Risks Related to Regulatory Review and Other Legal Compliance Matters

The marketing approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for our product candidates, our business will be substantially harmed.

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., we are not permitted to market our product candidates in the U.S. until we receive approval of a BLA from the FDA. The process of obtaining such marketing approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, marketing approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign approval processes and are commercialized.

Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure and potent for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe available nonclinical or clinical data support the safety purity, potency, or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects may be experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care is potentially different from that of their own country;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•
such authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA or other submission or to obtain marketing approval in the U.S. or elsewhere, and such authorities may impose requirements for additional preclinical studies or clinical trials;
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

With respect to foreign markets, approval procedures vary among countries and, in addition to the foregoing risks, may involve additional product testing, administrative review periods and agreements with pricing authorities.

Even if we eventually complete clinical trials and receive approval of a BLA or comparable foreign marketing application for our product candidates, the FDA or comparable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials and/or the implementation of a REMS, which may be required because the FDA believes it is necessary to ensure safe use of the product after approval. Any delay in obtaining, or inability to obtain, applicable marketing approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Because adoptive cell therapy is novel and the regulatory landscape that will govern any product candidates we may develop is uncertain and may change, we cannot predict the time and cost of obtaining marketing approval, if we receive it at all, for any product candidates we may develop.

The regulatory requirements that will govern any novel cell-based immunotherapies we develop are not entirely clear and may change. Within the broader adoptive cell therapy field, we are aware of a limited number of adoptive cell therapies and products that have received marketing authorization from the FDA. Even with respect to more established products that fit into the categories of adoptive cell therapy, the regulatory landscape is still developing. Regulatory requirements governing adoptive cell therapy products have changed frequently and will likely continue to change in the future.

Adverse developments in post-marketing experience or in clinical trials conducted by others of adoptive cell therapy may cause the FDA and other regulatory bodies to revise the requirements for development or approval of any product candidates we may develop or limit the use of products utilizing adoptive cell therapy, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The marketing approval process for novel product candidates such as the product candidates we may develop can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing adoptive cell therapy in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our research programs or the commercialization of resulting products.

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

To market and sell any product candidates we may develop in the European Union, the United Kingdom, and other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals (a single one for the European Union) and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product candidate be approved for reimbursement before the product candidate can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any jurisdiction, which would materially impair our ability to generate revenue.

Even if we receive marketing approval for any product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.

For any approvals that we may receive for our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials we may conduct. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMPs and other applicable regulations and standards. In addition, any marketing approvals we may receive will require the submission of periodic reports to regulatory authorities and ongoing surveillance to monitor the safety and efficacy of the product. Such approvals may also contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•
restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•
restrictions on product distribution or use, or requirements to conduct post-marketing studies or clinical trials;
•
fines, restitutions, disgorgement of profits or revenues, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications submitted, or suspension or revocation of approvals;
•
product seizures or detentions, or refusal to permit the import or export of our products; and
•
injunctions or the imposition of civil or criminal penalties.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, the FDA strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any marketing approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by, funding shortages, staffing limitations, or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Our relationships with healthcare providers, third-party payors and patients as well as our activities generally will be subject to a broad range of healthcare laws and regulations and any failure to comply with such laws and regulations could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Our future arrangements with healthcare providers, healthcare organizations, third-party payors and customers will expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute our products, if approved. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal and state healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal criminal and civil false claims laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Laws, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•
the Health Insurance Portability and Accountability Act (HIPAA), which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal Physician Payments Sunshine Act, and its implementing regulations, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information on certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), teaching hospitals, and certain other health care providers (such as physician assistants and nurse practitioners), as well as ownership and investment interests held by physicians and their immediate family members;
•
the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof;
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; and
•
certain state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of pharmaceutical sales representatives.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our product candidates successfully and could harm our reputation and lead to reduced acceptance of our products, if approved. Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. These risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

Current and future healthcare reform and other legislation or regulation may increase the difficulty and cost for us and any collaborators to commercialize any product candidates we may develop and affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to any product candidate for which we obtain marketing approval, and may affect our ability, or the ability of any future collaborators, to profitably sell our products for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any future collaborators, may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.

The Affordable Care Act (ACA) was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
•
a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.

Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

The Inflation Reduction Act (IRA) was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate for which we obtain marketing approval. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for any product candidate for which we obtain marketing approval or the frequency with which any product candidate for which we obtain marketing approval is prescribed or used.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of any product candidate for which we obtain marketing approval to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

We may not be able to obtain orphan drug exclusivity for one or more of our product candidates which we may develop, and even if we do, that exclusivity may not prevent the FDA from approving other competing products.

Regulatory authorities in some jurisdictions, including the U.S., may designate biologics or drugs designed to address relatively small patient populations as “orphan drugs.” Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States, where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding for clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances..

We may seek Orphan Drug Designations for agenT-797 or for our other product candidates. There can be no assurances that we will be able to obtain such designations. Even if we, or any future collaborators, obtain orphan drug designation for a product candidate, we, or they, may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same uses or indications. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same use or indication within the same rare disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care with respect to the exclusivity-protected use or indication, or if the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity to meet the needs relating to the relevant indication or use. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product.

We believe that any of our future product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of specific marketplace and regulatory factors.

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading, or we may fail to satisfy certain arrangements with governmental authorities.

We are exposed to the risk of fraud or other misconduct by our employees, consultants, commercial partners and our principal investigators. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in the European Union and other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research and product development efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance through Agenus to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The Federal Trade Commission (“FTC”) and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the Federal Trade Commission Act or similar state laws. In recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. Certain states have also enacted new laws regulating specific types of personal information, such as health data, some of which impose onerous notice and consent obligations, prohibit certain personal information processing, and/or provide for a private right of action. As a result, our processing of health data in such states may subject us to additional compliance obligations and expose us to increased risk of liability. Moreover, the FTC and state attorneys general have focused particular attention on the processing of health data in recent years, which elevates the risk of our processing of such data even in states that have not enacted specific laws.

In addition, we may be subject to privacy and security laws in the various additional jurisdictions in which we operate, obtain or store personally identifiable information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the processing of personal data in the European Economic Area (the “EEA”), is subject to the General Data Protection Regulation (the "GDPR"), which took effect in May 2018. The GDPR increases obligations with respect to clinical trials conducted in the EEA, such as in relation to the provision of fair processing notices, responding to data subjects who exercise their rights and reporting certain data breaches to regulators and affected individuals. The GDPR also requires us to enter certain contractual arrangements with third parties that process GDPR-covered personal data on our behalf. The GDPR also increases the scrutiny applied to transfers of personal data from the EEA (including from clinical trial sites in the EEA) to countries that are considered by the European Commission to lack an adequate level of data protection, such as the United States. If our or our partners’ or service providers’ privacy or data security measures fail to comply with the GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, as well as claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Additionally, following Brexit, we must comply with the GDPR and the United Kingdom GDPR, each regime having the ability to fine up to the greater of €20.0 million or 4% of global turnover for violations. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

The Services Agreement also covers MiNK’s use of Agenus’ business offices and laboratory space and equipment, provided we pay Agenus a proportionate amount for the use of such facilities and equipment. We currently utilize business offices, laboratory space and equipment in Agenus’ Lexington, Massachusetts facility and office space in Agenus’ New York City office.

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

Agenus owns a significant amount of our common stock and will be able to exert control over specific matters subject to stockholder approval.

Agenus beneficially owns approximately 46% of our outstanding common stock. Therefore, Agenus has the ability to substantially influence us through this ownership position. Agenus’ interests may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of us or our other stockholders. So long as Agenus continues to own a significant amount of our equity, it will continue to be able to strongly influence or effectively control our decisions. Agenus could remain our significant stockholder for an extended period of time or indefinitely. Agenus may be able to influence the outcome of our corporate actions so long as it owns a significant portion of our common stock.

Agenus may sell or distribute a portion of the shares of our common stock it currently holds to its stockholders, which could impact our share price or volatility.

Agenus owns a significant equity interest in our company. This means that Agenus could choose to sell some or all of its shares of our common stock. If Agenus sells a substantial number of our common stock in the public market, the sales could adversely impact the market price of our common stock. See “—Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.”

If Agenus sells its significant equity interest in our company in a privately negotiated transaction, we may become subject to influence of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if Agenus sells a significant interest in our company to a third party, such a sale could negatively impact or accelerate any future indebtedness we may incur, and negatively impact any other commercial agreements and relationships, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our operating results and financial condition. Furthermore, Agenus may elect to distribute to its stockholders a portion of the shares of our common stock that it holds. Such Agenus stockholders may then sell the shares of our common stock into the public market, which may adversely impact our stock price or volatility.

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

We depend upon independent investigators, such as medical institutions, universities, CROs, clinical data management organizations and clinical investigators to conduct our ongoing clinical trials for agenT-797 and expect to rely on third parties for future clinical trials for all of our product candidates. We also currently rely and expect to continue to rely on third parties to conduct some aspects of our research and preclinical testing. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards and requirements, and our reliance on our CROs and other third parties does not relieve us of our regulatory responsibilities.

In particular, we and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities, for our product candidates in clinical development. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GLP, GCP or other requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications, if ever. Furthermore, our clinical trials must be conducted with materials manufactured in accordance with cGMP regulations. Failure to comply with these regulations may require us to repeat clinical trials, which would delay the marketing approval process.

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other activities that could harm our competitive position. In addition, principal investigators for our clinical trials may be asked to serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any BLA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of GMP lentiviral vectors for our early phase programs. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any product candidates that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we maintain in-house manufacturing capabilities for our product candidates, we rely, and expect to continue to rely, on third parties for the manufacture of certain elements for our product candidates and related raw materials. The facilities used by our third-party manufacturers must be approved for the manufacture of our product candidates by the FDA, or any comparable foreign regulatory authority, pursuant to inspections that will be conducted after we submit a BLA to the FDA, or submit a comparable marketing application to a foreign regulatory authority. We do not control the manufacturing process of, and are completely dependent on, third-party manufacturers for compliance with cGMP requirements. If these third-party manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or any comparable foreign regulatory authority, they will not be able to secure and/or maintain approval for the use of their manufacturing facilities in connection with our product candidates.

In addition, we have no control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or any comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if such authorities withdraw any such approval in the future, we may be required to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or commercialize our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial position.

Our or a third party’s failure to execute on our manufacturing requirements on commercially reasonable terms and in compliance with cGMP or other regulatory requirements could adversely affect our business in a number of ways, including:

•
an inability to initiate or complete clinical trials of our product candidates in a timely manner;
•
delays in submitting regulatory applications, or receiving marketing approvals, for our product candidates;
•
subjecting third-party manufacturing facilities to additional inspections by regulatory authorities;
•
requirements to cease development or to recall batches of materials; and
•
in the event of approval to market and commercialize any product candidate, an inability to meet commercial demands.

In addition, we do not have any long-term commitments or supply agreements with any third-party manufacturers. We may be unable to establish any long-term supply agreements with third-party manufacturers or to do so on acceptable terms, which increases the risk of failing to timely obtain sufficient quantities of our product candidates or such quantities at an acceptable cost. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
breach of the manufacturing agreement by the third party;
•
failure to manufacture materials according to our specifications;
•
failure to manufacture materials on schedule or at all;
•
misappropriation of our proprietary information, including our trade secrets and know-how; and
•
termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval, and any related remedial measures may be costly or time consuming to implement, which would have a material adverse impact on our financial position.

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

Some of our collaborators or strategic partners could also become our competitors in the future. Our collaborators or strategic partners could develop competing products, preclude us from entering into collaborations with their competitors, fail to obtain timely marketing approvals, terminate their agreements with us prematurely or fail to devote sufficient resources to the development and commercialization of products. Any of these developments could harm our product development efforts.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us.

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

In the event any of our third-party licensors takes the position that, in spite of our efforts, we have materially breached a license agreement or have failed to meet certain obligations thereunder, it may elect to terminate the applicable license agreement or, in some cases, one or more license(s) under the applicable license agreement and such termination would result in our no longer having the ability to develop and commercialize product candidates and technology covered by that license agreement or license. In the event of such termination of a third-party in-license, or if the underlying patents under a third-party in-license fail to provide the intended exclusivity, competitors would have the freedom to seek marketing approval of, and to market, products identical to ours. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

We depend on intellectual property licensed from third parties and may in the future need to obtain additional licenses from third parties to advance our research or allow commercialization of product candidates we may develop. It is possible that we may be unable to obtain any additional licenses at a reasonable cost or on reasonable terms, if at all. In either event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations and prospects significantly. We cannot provide any assurances that there are no third-party patents that might be enforced against our current therapies, including our cell-based immunotherapies, manufacturing methods, product candidates, or future methods or products, resulting in either an injunction prohibiting our manufacture or future sales, or an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In spite of our efforts, our licensors might conclude that we have materially breached our obligations under our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek marketing approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of or cell-based immunotherapies or product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and growth prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

Our existing collaboration arrangements and any that we may enter into in the future may not be successful and we may not realize the benefits of such relationships, which could adversely affect our ability to develop and commercialize our product candidates.

Our current collaborations and any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborations are subject to numerous risks, which may include that:

•
current or future collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;
•
current or future collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on trial or test results, changes in their strategic focus due to the acquisition of competitive products, availability of funding, or other external factors, such as a business combination that diverts resources or creates competing priorities;
•
disputes may arise between us and a current or future collaborator that causes the delay or termination of the research, development or commercialization of our current or future products or that results in costly litigation or arbitration that diverts management attention and resources;
•
current or future collaborators have significant discretion in determining the efforts and resources that they will apply to collaborations;
•
a current or future collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise not perform satisfactorily in carrying out these activities;
•
we could grant exclusive rights to our current or future collaborators that would prevent us from collaborating with others;
•
current or future collaborators may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability or business risk;
•
current or future collaborations may be terminated, and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable current or future products or products;
•
current or future collaborators may own or co-own intellectual property covering our product candidates that results from our collaborating with them, and in such cases, we would not have the exclusive right to develop or commercialize such intellectual property; and a collaborator’s sales and marketing activities or other operations may not be in compliance with applicable laws resulting in civil or criminal proceedings.

We may not be successful in our efforts to establish or maintain such collaborations because our research and development pipeline may be insufficient, our product candidates may be deemed to be at too early of a stage of development for collaborative effort or third parties may not view our product candidates as having the requisite potential to demonstrate safety, efficacy (or purity and potency) or significant commercial opportunity. In addition, we face significant competition in seeking appropriate strategic partners, and the negotiation process can be time-consuming and complex. Even if we are successful in our efforts to establish such collaborations, the terms that we agree upon may not be favorable to us. As a result, we may need to relinquish valuable rights to our future revenue streams, research programs, intellectual property, our product candidates, or grant licenses on terms that may not be favorable to us, as part of any such arrangement, and such arrangements may restrict us from entering into additional agreements with other potential collaborators. In addition, any potential future collaborations may limit our control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenue from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot be certain that, following a collaboration, license, or strategic transaction, we will achieve an economic benefit that justifies such transaction, and such transaction may not yield additional development product candidates for our pipeline.

Furthermore, we may not be able to maintain such collaborations if, for example, the development or approval of a product candidate is delayed, the safety of any such product candidate is questioned, or the sales of an approved product candidate, are unsatisfactory.

In addition, any potential future collaborations may be terminable by our strategic partners, and we may not be able to adequately protect our rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and, if approved, commercialization of our product candidates, and may not conduct those activities in the same manner as we do. Any termination of collaborations we enter into in the future, or any delay in entering into collaborations related to our product candidates, could delay the development and, if approved, commercialization of such product candidates, and reduce their competitiveness if they reach the market, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have acquired patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others.

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

In addition, public health pandemics, geopolitical instability, natural disasters, or similar events may impair our and our licensors’ ability to comply with these procedural, document submission, fee payment, and other requirements imposed by government patent agencies, which may materially and adversely affect our or our licensors’ or collaborators’ abilities to obtain or maintain patent protection for our programs and technology. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government.

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

Changes in either the patent laws or interpretation of the patent laws could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of our issued patents. For example, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States changed from a “first to invent” to a “first-inventor-to-file” patent system. Under a “first-inventor-to-file” system, assuming that other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on an invention regardless of whether another inventor made the invention earlier. For example, under the first-inventor-to-file system, if we and a third party independently make the same invention, and the third party files a patent application in the USPTO before we do, the third party could be awarded the patent and we could be denied the patent even if we were the first to make the invention. U.S. patent law requires us to be cognizant going forward of the time from invention to the filing of a patent application seeking to protect the invention. Since patent applications in the United States and most other countries are confidential for at least a period of time after filing and in some cases until issuance, we cannot be certain that we or our licensors were the first to file any patent application related to our therapies or product candidates or the first to invent any of the inventions claimed in our or our licensor’s patents or patent applications. The America Invents Act also included a number of other significant changes to U.S. patent law, including provisions affecting the way patent applications are prosecuted, allowing third party submission of prior art and establishing post-grant review, inter partes review and derivation proceedings. The full effects of these changes are still unclear because the USPTO continues to promulgate new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first-inventor-to-file” provisions which became effective in March 2013, continue to be interpreted by the courts. In addition, the courts have yet to address many of these provisions, and the applicability of the act and new regulations on the specific patents discussed in this filing have not been determined and would need to be reviewed. There also remains many subsisting issued patents and some pending patent applications in the U.S. that were filed prior to its enactment and are therefore subject to the pre-America Invents Act U.S. patent laws and that may have relevance to our freedom-to-operate or ability to obtain patent issuances. Generally, the America Invents Act and its implementation has and could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

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

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including information about individuals, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services. Successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ IT Systems and/or Confidential Information.

While to date no cybersecurity incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, results of operations, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

If we are unable to raise the value of our common stock, our securities may be delisted. For example, we were notified by the Nasdaq Stock Market Listing Qualifications Department on February 23, 2024 that we had failed to comply with the minimum value of listed securities requirement for the Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(b)(2) for the previous 30 consecutive trading days. Nasdaq Listing Rule 5550(b)(2) requires a listed company maintain a minimum value of listed securities (“MVLS”) of $35.0 million.

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

On May 13, 2025, we received a letter from the Listing Qualifications Department notifying us that for the previous 30 consecutive trading days the Company’s MVLS was less than $35.0 million, as required by Nasdaq Listing Rule 5550(b)(2).

On July 28, 2025, the Company was notified by the Nasdaq Listing Qualifications Department staff that the Company’s MVLS met or exceeded $35.0 million for at least ten consecutive business days. Accordingly, the Company regained compliance with the MVLS rule and this matter is now closed.

If, in the future, our common stock fails to meet the bid price requirement and we have effected a reverse stock split within the prior one-year period, we will not be eligible for any compliance period to address the bid price deficiency and would be issued a delisting determination rather than be granted a compliance period. Under these circumstances, we could appeal the delisting determination to a Nasdaq hearing panel, during which time any suspension or delisting action will ordinarily be stayed. If we were eligible for a compliance period, there can also be no assurance that we would regain compliance with the bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

There can be no assurance as to whether the Company will remain compliant with the Nasdaq Listing Rules. A delisting of our common stock from Nasdaq could have significant adverse impacts on our business, financial condition, results of operations and cash flows by, among other things, reducing the liquidity, public float and market price of our common stock, reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity, decreasing the amount of news and analyst coverage relating to us, limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and impacting our reputation and, as a consequence, our ability to attract new business.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.

Sales of a substantial number of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our equity securities. In addition, the stock market in general has experienced, and will continue to experience from time to time, extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors have adversely impacted, and may continue to impact, the market price of our common stock, regardless of our operating performance. From time to time we have raised financing through the sale of our equity securities. If we sell, or the market perceives we intend to sell, substantial amounts of our common stock under our Shelf Registration Statement or otherwise, the market price of our common stock could decline significantly.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. In the future, when we are no longer an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. We are also required to disclose material changes made in our internal control over financial reporting on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the stock exchange on which our securities are listed or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 requires that we incur substantial costs and expend significant management efforts.

We can give no assurance that material weaknesses will not be identified in the future. We continue to implement measures designed to improve our internal controls over financial reporting. A material weakness in our internal control over financial reporting could result in an increased probability of fraud, litigation from our stockholders, reduction in our ability to obtain financing, and require additional expenditures to remediate. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in loss of investor confidence in the accuracy and completeness of our financial reports and a decline in our share price, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company for up to five years following the fiscal year-end of the anniversary of our IPO. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of SOX Section 404(b), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We are also a “smaller reporting company,” as defined in the Exchange Act. Even after we no longer qualify as an “emerging growth company,” we may still qualify as a “smaller reporting company,” which would allow us to continue to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our common stock price may be more volatile.

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

Our amended and restated certificate of incorporation provides that, subject to limited exceptions, the state or federal courts within the State of Delaware will be exclusive forums for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (3) any action asserting a claim against us arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws, (4) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated by-laws or (5) any other action asserting a claim against us that is governed by the internal affairs doctrine. Under our amended and restated certificate of incorporation, this exclusive forum provision will not apply to claims that are vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery of the State of Delaware, or for which the Court of Chancery of the State of Delaware does not have subject matter jurisdiction and explicitly not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), the Exchange Act of 1934, as amended (the “Exchange Act”), or the rules and regulations thereunder. Furthermore, our certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation and amended and restated by-laws described above. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation or amended and restated by-laws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

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
•
results of preclinical studies, clinical trials or marketing approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
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

As a public company, and particularly after we are no longer an emerging growth company, we do and will in the future incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a standalone public company may make it more difficult and more expensive for us to retain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as general conditions in the global economy and in the global financial markets, a weakened demand for any of our current or future product candidates, the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, financial condition, results of operations and cash flows could be adversely affected.

Furthermore, the global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, rising inflation and interest rates, and uncertainty about economic stability. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, cost increases due to high and persistent inflation and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current global economic climate and global financial market conditions could adversely impact our business.

In addition, political tensions as a result of trade policies, such as the recent tariff changes implemented by the U.S., could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. These tariffs may increase the cost of such products and negatively impact our results of operations.

Moreover, persistent economic downturns may require us to undertake optimization and cost saving initiatives, including streamlining our organization and adjusting the size and structure of our workforce. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees and reduced employee morale, which could, in turn, adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge or inefficiency during transitional periods. Any of these impacts could also adversely affect our reputation as an employer, make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the restructuring.

Scrutiny on environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation and adversely impact our financial results.

There is scrutiny from investors, patients, environmental activists, the media and governmental and nongovernmental organizations, and other stakeholders on a variety of environmental, social, and governance and other sustainability matters, such as climate change and human capital. We may experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. Moreover, stakeholders have varying perspectives on environmental, social, and other sustainability matters, and both advocates and opponents of such matters are increasingly resulting to an array of activism forms; any failure to successfully navigate these expectations may result in adverse impacts. In addition, even if we are effective at addressing such concerns, we may experience increased costs as a result of executing upon our sustainability goals that may not be offset by any benefit to our reputation, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. Such requirements and other expectations are not uniform, and in some instances policymakers have taken countervailing efforts to constrain companies’ consideration of ESG matters, which can increase the complexity and cost of compliance. If we fail to comply with new laws, regulations or reporting requirements, or new interpretations of existing standards, our reputation and business could be adversely impacted. Additionally, many of our business partners and suppliers may be subject to similar reporting and stakeholder expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Item 2. Properties.

We currently utilize a combined 3,500 square feet of Agenus’ facilities in Lexington, MA and New York, NY. The space supports our research, clinical, manufacturing and administrative functions. There is current capacity to expand our operations within existing Agenus facilities.

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

Holders

As of February 28, 2026, there were approximately 376 holders of record of our common stock. This number does not reflect the beneficial holders of our common stock who hold shares in street name through brokerage accounts or other nominees.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Form 10-K.

Overview

MiNK Therapeutics, Inc. (“we,” “us,” “our,” or “Company” ) is focused on developing innovative treatments for cancer and immune-mediated diseases using allogeneic, ex-vivo expanded invariant natural killer T ("iNKT") cells. Amid a broader industry renaissance in innate immunity—highlighted by surging investment and clinical activity in NK, γδ T, and iNKT-based therapies—iNKT cells represent a distinct T cell (“T”) population that uniquely bridges innate and adaptive immunity. They combine durable memory responses characteristic of adaptive T cells with rapid, MHC-independent rapid cytolytic capabilities of natural killer ("NK") cells. This dual functionality enables direct tumor killing via CD1d and stress ligands, potent orchestration of the tumor microenvironment through activation of dendritic cells and NK cells, elimination of immunosuppressive myeloid populations, and restoration of exhausted T-cell function—all while naturally suppressing graft-versus-host disease ("GvHD"). This unique combination positions iNKT cells as an optimal platform for allogeneic therapy, given their natural homing capabilities, tumor clearance potential, and efficacy against infected cells.

Our approach includes advancing both native and engineered iNKT cell therapies, leveraging a pipeline composed of wholly owned or exclusively licensed assets. Additionally, we have developed a proprietary personalized neoantigen library to facilitate personalized T Cell Receptor ("TCR") development. This library enables us to identify patient-specific tumor neoantigens, which we use to create highly tailored TCR-based therapies. By harnessing these personalized neoantigen libraries, we aim to enhance precision, efficacy, and overall therapeutic outcomes for patients with various cancers and immune-mediated diseases. Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include but are not limited critical pulmonary immune failure (including severe hypoxemic respiratory failure / pneumonia), GvHD, solid tumor cancers, and other severe immune-related diseases. Our discovery efforts are focused on applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including CRs, CAR-iNKTs (such as MiNK-215 (FAP-CAR-iNKT) and MiNK-413 (BCMA-CAR-iNKT), and INKT cell engager technology.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. Having treated nearly 100 patients with agenT-797 across oncology and critical pulmonary immune failure, we have generated mechanistic and clinical insights that support continued development of our iNKT platform beyond into pulmonary diseases and auto-immune diseases, including in graft-versus-host disease prevention.

Under the leadership of Dr. Terese C. Hammond, our Head of Inflammatory and Pulmonary Diseases, we are advancing a differentiated franchise in critical pulmonary immune failure with agenT-797, our off-the-shelf, allogeneic iNKT cell therapy.

Building on the foundational Phase 1/2 data published in Nature Communications in February 2024 — which demonstrated >70% 30-day survival (80% in the veno-venous extracorporeal membrane oxygenation (“VV-ECMO”) subgroup) in mechanically ventilated patients with severe viral ARDS versus ~10% in contemporaneous controls — we are now advancing agenT-797 in a randomized Phase 2 adaptive, placebo-controlled trial in patients with severe pneumonia and moderate-to-severe hypoxemic acute respiratory failure ("AHRF"). Our published results highlighted rapid inflammation resolution, rescue of exhausted T cells, and reduced secondary infections, supporting the broad therapeutic potential of iNKT cells in life-threatening respiratory conditions, including interstitial lung disease ("ILD").

In cancer, our Phase 1 clinical trial enrolled 34 patients evaluating agenT-797 in refractory solid tumor cancers, as a monotherapy and in combination with anti-PD-1 checkpoint inhibitors, pembrolizumab and nivolumab. Updated data presented at SITC 2025 demonstrated durable clinical activity, including complete remissions and long-term survivors (>2–3+ years) in heavily pretreated, checkpoint-refractory cancers such as metastatic testicular cancer, gastric cancer, thymoma, cholangiocarcinoma, renal cell carcinoma, and adenoid cystic carcinoma, with median overall survival of approximately 23 months in combination with anti-PD-1. These data showed that agenT-797, both as monotherapy and in combination with anti-PD-1 agents, produced meaningful disease control in the majority of heavily pretreated patients, including reductions in target and non-target lesions and prolonged disease stabilization. A detailed case report describing a durable confirmed partial response (42% tumor reduction with progression-free survival exceeding nine months) in a patient with chemotherapy- and PD-1-refractory gastric cancer following a single infusion of agenT-797 was published in Oncogene in January 2024 (Hadfield et al., 2024). Subsequently, a separate case report published in Oncogene in 2025 described a complete clinical, radiologic, and biochemical remission in a patient with heavily pretreated metastatic testicular (germ cell) cancer following a single infusion of agenT-797 in combination with anti-PD-1 therapy; the patient remains without evidence of disease more than two years post-treatment (Garmezy et al., 2025). AgenT-797 also exhibited long-term persistence in peripheral blood (detected up to 6 months post-infusion), independent of HLA matching and without the need for lymphodepletion.

Building on these encouraging results, a Phase 2 investigator-sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center was initiated (NCT06251973), with the first patient dosed in February 2024. This study is evaluating the safety and efficacy of agenT-797 in combination with Agenus' botensilimab (an Fc-enhanced anti-CTLA-4 inhibitor) and balstilimab (anti-PD-1), together with ramucirumab and paclitaxel, in patients with previously treated, advanced esophageal, gastric, or gastro-esophageal junction ("GEJ") adenocarcinoma. Early translational data from the first patients in the ongoing Phase 2 combination study were presented at the inaugural AACR Advances in Cancer Immunotherapy (AACR IO) meeting in 2025. These data demonstrated that addition of agenT-797 to botensilimab and balstilimab drove robust immune activation, including elevated interferon-gamma (IFN-γ) levels, rapid tumor infiltration, CD8+ T-cell activation, and immune reprogramming in patients with PD-1-refractory gastroesophageal cancers. Additional data are expected in early 2026.

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced preclinical engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen ("BCMA"), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 reported therapeutic activity in non-small cell lung cancer models, which resulted in substantial tumor elimination and improved survival compared to T cells alone. MiNK has presented data that showcased MiNK-215’s activity in preclinical colorectal cancer models. In human organoid models of CRC with liver metastases, MiNK-215 potently enhanced tumor killing by T cells and was associated with depletion of immune suppressive FAP-expressing stellate cells and increased CD8+ T cell infiltration. Investigational new drug application (“IND”) enabling studies for MiNK-215 are underway.

With our vertically integrated manufacturing capabilities and experienced team, we are accelerating the development of accessible, off-the-shelf iNKT-based therapies with transformative potential across oncology, critical pulmonary immune failure, and GvHD.

Our research and development expenses for the years ended December 31, 2025 and 2024 were $5.8 million and $6.3 million, respectively. We have incurred losses since our inception. As of December 31, 2025, we had an accumulated deficit of $156.7 million.

Historical Results of Operations

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Research and development (“R&D”) expense

R&D expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 9% to $5.8 million for the year ended December 31, 2025 from $6.3 million for the year ended December 31, 2024. This decrease was primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative (“G&A”) expense

G&A expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 56% to $6.7 million for the year ended December 31, 2025 from $4.3 million for the year ended December 31, 2024. This increase was primarily due to an increase in professional fees and the incremental share-based compensation expense resulting from the option award modification approved by shareholders in June 2025.

Other income (expense), net

Other expense increased to approximately $32,400 for the year ended December 31, 2025 from income of approximately $331,000 for the year ended December 31, 2024, primarily due to foreign currency exchange losses partially offset by the recognition of a refundable R&D tax credit in the UK in the year ended December 31, 2025 compared to the $185,000 gain recognized on the deconsolidation of a foreign subsidiary and the recognition of a refundable R&D tax credit in the UK in the year ended December 31, 2024.

Interest income, net

Interest income increased $7,700 for the year ended December 31, 2025, from income of $173,000 for the year ended December 31, 2024 to income of $180,000 for the year ended December 31, 2025, primarily due to increased interest earned on our money market funds partially offset by interest expense accrued under the related party note we issued to Agenus, under the Convertible Promissory Note Purchase Agreement (the “Note”).

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the years ended December 31,
	2025	2024
Payroll and personnel costs	$3,389,016	$4,634,647
Professional fees	53,416	1,353,448
Forgiveness of liability	—	(1,788,204)
Allocated services	560,486	517,861
Materials and other	1,754,569	1,618,323
Total	$5,757,487	$6,336,075

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception, and we had an accumulated deficit of $156.7 million as of December 31, 2025. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into a Sales Agreement with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, we filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement when the 2025 Registration Statement is declared effective. We sold approximately 584,000 and 193,000 shares of our common stock pursuant to the Sales Agreement during the year ended December 31, 2025 and the period of January 1, 2026 through March 27, 2026, respectively, and received aggregate net proceeds totaling $17.5 million. As of March 27, 2026, approximately $32.0 million remained available under the Sales Agreement.

We had a Note outstanding as of December 31, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $179,000. In January 2026, in accordance with the terms of the Note, we repaid the Note in full.

In May 2024, we entered into a stock purchase agreement with an investor, pursuant to which we issued and sold an aggregate of 464,000 shares of common stock, at a purchase price of $12.50 per share, for an aggregate purchase price of approximately $5.8 million.

Our cash and cash equivalents balance as of December 31, 2025 was $13.4 million. We believe that our cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the years ended December 31, 2025 and 2024 was $5.9 million and $9.6 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations. Please see the “Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K and the risks highlighted under Part I-Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if we have more than $1.235 billion in annual revenue, we have more than $700.0 million in market value of our stock held by non-affiliates or we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

MiNK Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MiNK Therapeutics, Inc.and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 31, 2026

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$13,360,340	$4,577,040
Prepaid expenses	276,431	246,600
Other current assets	211,202	164,244
Total current assets	13,847,973	4,987,884
Equipment, net of accumulated depreciation of $612,245 and $524,639 at December 31, 2025 and December 31, 2024, respectively	390,869	732,929
Total assets	$14,238,842	$5,720,813
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	3,425,314	2,728,212
Accrued liabilities	1,579,147	1,873,561
Related party note	5,179,444	—
Other current liabilities	2,847,543	2,357,903
Total current liabilities	13,031,448	6,959,676
Related party note	—	4,924,612
Due to related parties	15,435,053	13,422,407
Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 4,706,246 and 3,963,045 shares issued at December 31, 2025 and December 31, 2024, respectively	48	40
Additional paid-in capital	143,167,204	125,227,389
Accumulated other comprehensive loss	(718,916)	(631,576)
Accumulated deficit	(156,675,995)	(144,181,735)
Total stockholders’ deficit	(14,227,659)	(19,585,882)
Total liabilities and stockholders’ deficit	$14,238,842	$5,720,813

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$5,757,487	$6,336,075
General and administrative	6,729,817	4,314,164
Change in fair value of related party note	154,832	638,046
Operating loss	(12,642,136)	(11,288,285)
Other income (expense), net:
Interest income, net	180,246	172,568
Other income (expense), net	(32,370)	330,915
Net loss	(12,494,260)	(10,784,802)
Per common share data:
Basic and diluted net loss per common share	$(2.93)	$(2.86)
Weighted average number of common shares outstanding	4,270,470	3,773,326
Other comprehensive loss
Foreign currency translation loss	(87,340)	(200,629)
Comprehensive loss	$(12,581,600)	$(10,985,431)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock			Treasury Stock
	Number of shares	Par Value	Additional Paid-In Capital	Number of shares	Amount	Other Comprehensive Loss	Accumulated Deficit	Total

Balance at December 31, 2023	3,459,910	$35	$115,772,396	—	$—	$(430,947)	$(133,396,933)	$(18,055,449)
Net Loss	—	—	—	—	—	—	(10,784,802)	(10,784,802)
Other comprehensive loss	—	—	—	—	—	(200,629)	—	(200,629)
Sale of shares in private placement	464,000	5	5,799,995	—	—	—	—	5,800,000
Vesting of nonvested shares	30,173	—	0	—	—	—	—	0
Exercise of stock options and employee share purchases	8,962	—	19,986	—	—	—	—	19,986
Issuance of related party note	—	—	792,878	—	—	—	—	792,878
Grant and recognition of stock options	—	—	2,735,305	—	—	—	—	2,735,305
Recognition of parent stock options	—	—	106,829	—	—	—	—	106,829
Balance at December 31, 2024	3,963,045	$40	$125,227,389	—	$—	$(631,576)	$(144,181,735)	$(19,585,882)
Net Loss	—	—	—	—	—	—	(12,494,260)	(12,494,260)
Other comprehensive loss	—	—	—	—	—	(87,340)	—	(87,340)
Grant and recognition of stock options	—	—	2,638,036	—	—	—	—	2,638,036
Shares sold at the market	583,458	6	14,454,935	—	—	—	—	14,454,941
Issuance of shares for services	2,500	—	22,000	—	—	—	—	22,000
Share retirement	(45)	—	—	—	—	—	—	—
Exercise of stock options and employee share purchases	97,094	2	440,308	—	—	—	—	440,310
Vesting of nonvested shares	36,068	—	—	—	—	—	—	—
Issuance of shares for certain employee bonuses	35,412	—	543,928	(11,286)	(173,353)	—	—	370,575
Retirement of shares withheld from share-based bonuses	(11,286)	—	(173,353)	11,286	173,353	—	—	—
Recognition of parent stock options	—	—	13,961	—	—	—	—	13,961
Balance at December 31, 2025	4,706,246	$48	$143,167,204	—	$—	$(718,916)	$(156,675,995)	$(14,227,659)

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,494,260)	$(10,784,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	181,745	215,437
Share-based compensation	2,673,997	1,810,226
Loss on disposal of assets	169,800	—
Gain on deconsolidation	—	(185,351)
Gain on forgiveness of liability	—	(1,788,204)
Change in fair value of related party note	154,832	638,046
Interest accrued on related party note	100,000	79,444
Changes in operating assets and liabilities:
Prepaid expenses	(29,788)	(194,173)
Accounts payable	689,710	(1,182,414)
Accrued liabilities and other current liabilities	720,196	(393,771)
Other operating assets and liabilities	1,908,600	2,230,086
Net cash used in operating activities	(5,925,168)	(9,555,476)
Cash flows from financing activities:
Net proceeds from sale of equity	14,454,941	—
Proceeds from issuance of related party note	—	5,000,000
Proceeds from sale of shares in private placement	—	5,800,000
Payment for shares to satisfy tax withholdings	(173,353)	—
Proceeds from employee stock purchases and option exercises	440,309	19,986
Net cash provided by financing activities	14,721,897	10,819,986
Effect of exchange rate changes on cash	(13,429)	(54,699)
Net increase in cash and cash equivalents	8,783,300	1,209,811
Cash and cash equivalents, beginning of period	4,577,040	3,367,229
Cash and cash equivalents, end of period	$13,360,340	$4,577,040
Supplemental cash flow information:
Cash paid for interest	$9,516	$13,135
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.00001 par value, for payment of employee bonuses	$370,575	$—
Issuance of stock options for payment of certain employee bonuses	—	1,031,908
Insurance financing agreement	257,164	172,000
Issuance of related party note (Note 10)	—	792,878

See accompanying notes to consolidated financial statements.

MiNK THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business

MiNK Therapeutics, Inc. (“MiNK” or the “Company”) is a clinical-stage biopharmaceutical company pioneering the discovery, development and manufacturing of allogeneic, off-the-shelf, invariant natural killer T (“iNKT”) cell therapies to treat cancer and other immune-mediated diseases. iNKT cells are a distinct T cell population that combine durable memory responses with the rapid cytolytic features of natural killer cells. iNKT cells offer distinct therapeutic advantages as a platform for allogeneic therapy in that the cells naturally home to tissues, aid clearance of tumors and infected cells, and suppress graft-versus-host-disease. MiNK’s proprietary platform is designed to facilitate scalable and reproducible manufacturing for off-the-shelf delivery. As such, the Company believes that its approach represents a highly versatile application for therapeutic development in cancer and immune diseases. MiNK is leveraging its platform and manufacturing capabilities to develop a wholly owned or exclusively licensed pipeline of both native and engineered iNKT cell.

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of December 31, 2025, MiNK had an accumulated deficit of $156.7 million and cash and cash equivalents of $13.4 million. MiNK believes that its cash and cash equivalents balance, plus additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Annual Report on Form 10-K. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

On January 17, 2025, MiNK executed a reverse stock split of its issued and outstanding common stock, par value $0.00001, at a ratio of 1-for-10 with a record date of January 28, 2025 (the “Reverse Stock Split”). All common share, per share and related information included in the accompanying financial statements and footnote disclosures have been adjusted retroactively, where applicable, to reflect the Reverse Stock Split. See Note 7 for further details.

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

(e) Equipment

Equipment is carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, typically 4-10 years. Additions are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation expense was $182,000 and $215,000, for the years ended December 31, 2025 and 2024, respectively.

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

(g) Fair Value Option

Under the Fair Value Option subsection of Accounting Standards Codification Subtopic 825-10, Financial Instruments – Overall, the Company has the irrevocable option to report most financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. The Company has elected to report the related party note it issued to Agenus Inc. ("Agenus") on February 12, 2024, under the Convertible Promissory Note Purchase Agreement (the “Purchase Agreement” or “Note”) at fair value. The fair value of the Note is determined on a scenario based present value methodology. The outstanding principal amount of the Note was $5.0 million at December 31, 2025.

(h) Foreign Currency Transactions

Gains and losses from the Company’s foreign currency-based accounts and transactions, such as those resulting from the remeasurement and settlement of receivables and payables denominated in foreign currencies, are included in the consolidated statements of operations within other income (expense). The Company recorded de minimis foreign currency losses for the years ended December 31, 2025 and 2024.

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

(l) Net Loss Per Share

Basic income or loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of December 31, 2025 and 2024, as they would be anti-dilutive:

	2025	2024
Stock options	876,533	895,002
Nonvested shares	77,866	80,646

(m) Recent Accounting Pronouncements

Recently Issued, Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires incremental annual disclosures around income tax rate reconciliations, income taxes paid and other related disclosures. As the Company is an Emerging growth company ("EGC"), ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted for any annual periods for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact that ASU 2023-09 will have on the notes to its consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the year ended December 31, 2025 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(3) Cash and Cash Equivalents

Cash equivalents consisted of the following as of as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$12,804	$12,804	$4,212	$4,212

(4) Equipment

Equipment, net, consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Equipment	$1,003	$1,258
Less accumulated depreciation	(612)	(525)
Equipment, net	$391	$733

(5) Income Taxes

The Company is subject to taxation in the United States and in various state, local and foreign jurisdictions. The Company remains subject to examination by U.S. Federal, state, local and foreign tax authorities for tax years 2021 through 2024. With few exceptions, the Company is no longer subject to U.S. Federal state, and foreign examinations by tax authorities for the tax year 2021. However, net operating losses from and after the tax year 2017 would be subject to examination if and when used in a future tax return to offset taxable income. The Company’s policy is to recognize income tax related penalties and interest, if any, in its provision for income taxes and, to the extent applicable, in the corresponding income tax assets and liabilities, including any amounts for uncertain tax positions.

As of December 31, 2025, the Company had available net operating loss carryforwards of $71.0 million for Federal and state income tax purposes, which are available to offset future Federal and state taxable income, if any. $70.8 million of these Federal net operating loss carryforwards do not expire, while the remaining net operating loss carryforwards expire in 2037. The Company’s ability to use these net operating losses is limited by change of control provisions under Internal Revenue Code ("IRC") Section 382 and may expire unused. The Company also has foreign net operating loss carryforwards, which do not expire, available to offset future foreign taxable income of $19.1 million generated in the United Kingdom. The potential impacts of these provisions are among the items considered and reflected in the Company’s assessment of its valuation allowance requirements.

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. Under the Tax Act the capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA contains, among other provisions, changes to the U.S. corporate income tax system, including allowing immediate expensing of U.S. qualifying research and development expenses and allowing taxpayers an election to accelerate the deduction for previously capitalized U.S. research and development costs. The favorable U.S. research and development expenditure provisions increase the net operating loss generated in 2025 but do not have a material impact on the Company’s deferred tax expense as a result of the valuation allowance maintained against the Company’s net deferred tax assets. The Company is electing to continue amortization of the domestic capitalized research and development expenses in 2025. The Company has considered the impact of these provisions, which results in capitalized research expense deferred tax assets of approximately $5.3 and $7.0 million as of December 31, 2025 and 2024 respectively.

The tax effect of temporary differences and net operating loss carryforwards that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 are presented below (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
U.S. Federal and state net operating loss carryforwards	$19,363	$15,819
Foreign net operating loss carryforwards	4,778	7,310
Research and development tax credits	362	341
Share-based compensation	479	346
Capitalized research expenses	5,277	6,967
Other	1,482	180
Total deferred tax assets	31,741	30,963
Less: valuation allowance	(31,741)	(30,963)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the net operating loss and tax credit carryforwards can be utilized or the temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. To fully realize the deferred tax asset, the Company will need to generate future taxable income sufficient to utilize net operating losses prior to their expiration. Based upon the Company’s history of not generating taxable income, the Company believes that it is more likely than not that deferred tax assets will not be realized through future earnings. Accordingly, a valuation allowance has been established for the full value of the deferred tax assets. The valuation allowance on the deferred tax assets increased by $0.8 million and $1.3 million during the years ended December 31, 2025 and 2024, respectively.

Income tax expense was nil for the years ended December 31, 2025 and December 31, 2024. Income taxes recorded differed from the amounts computed by applying the U.S. Federal income tax rate of 21% to loss before income taxes as a result of the following (in thousands):

	December 31,
	2025	2024
Computed “expected” Federal tax benefit	$(2,624)	$(2,265)
(Increase) reduction in income taxes benefit resulting from:
Change in valuation allowance	476	1,436
Foreign income inclusion	16	295
State and local income benefit, net of Federal income tax benefit	(942)	(434)
Expiration of tax attributes	2,687	—
Permanent differences	737	1,004
Other, net	(350)	(36)
Income tax benefit	$—	$—

(6) Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Payroll	$1,000	$718
Professional fees	501	374
Research services	78	191
Contract manufacturing costs	—	591
Total	$1,579	$1,874

(7) Equity

The Company’s authorized capital stock consists of 155,000,000 shares, all with a par value of $0.00001 per share, of which:

•
150,000,000 shares are designated as common stock; and
•
5,000,000 shares are designated as preferred stock.

Stock Purchase Agreement

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

At the Market Sales Agreement

On July 15, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of the Company’s common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement were pursuant to the Company’s registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, the Company filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement.

The Company sold approximately 584,000 shares of its common stock pursuant to the Sales Agreement during the year ended December 31, 2025, and received aggregate net proceeds totaling $14.5 million.

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

(8) Share-based Compensation Plans

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provided for the grant of incentive stock options intended to qualify under Section 422 of the IRC, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, such as stock appreciation rights, and stock units including restricted stock units for up to approximately 1.4 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). As of December 31, 2025, no shares remain available for issuance under the 2018 Plan.

In connection with the Company’s initial public offering (“IPO”), MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Code, nonstatutory stock options, restricted stock, unrestricted stock and other equity-based awards, for an initial share pool of approximately 0.6 million shares of the Company’s common stock (subject to adjustment in the event of stock splits and other similar events). The initial share pool automatically increases on January 1st of each year from 2022 to 2031 by the lesser of (i) four percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year. The 2021 Plan share pool increased by approximately 159,000 and 140,000 shares in January 2025 and 2024, respectively. As of December 31, 2025, there were approximately 1.2 million shares reserved for issuance under the 2021 Plan.

In connection with the Company’s IPO, MiNK’s board of directors adopted the MiNK Therapeutics, Inc. 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP provides eligible employees the opportunity to acquire the Company’s common stock in a program designed to comply with Section 423 of the Code. There are approximately 175,000 shares reserved for issuance under the ESPP, plus an automatic annual increase on January 1st of each year from 2022 to 2031 equal to the lesser of (i) one percent of the number of shares of the Company’s common stock outstanding as of the close of business on the immediately preceding December 31st and (ii) the number of shares determined by the Company’s board of directors on or prior to such date for such year, up to a maximum of approximately 0.4 million shares in the aggregate.

On June 18, 2025, at the Company's annual meeting of stockholders, the Company’s stockholders approved a one-time exchange of options to purchase shares of the Company’s common stock issued under the 2021 Plan and the 2018 Plan that were held by the Company’s executive officers, other employees, consultants, and non-employee directors, for new options to purchase shares of the Company’s common stock (the “Option Exchange”). Pursuant to the Option Exchange, eligible options were cancelled in exchange for an equal number of new options to purchase shares of common stock with an exercise price equal to the fair market value of the Company’s common stock at the time of the Option Exchange and a term of the option that extends ten years from the date of grant. An eligible stock option generally included any outstanding stock option that had an exercise price equal to or greater than $8.50 per share and greater than the closing price of the Company’s common stock on the date of the Option Exchange, that vested based on continued service with the Company or based on the achievement of performance milestones and that was granted under the Equity Plans. The Option Exchange resulted in the re-pricing of 647,915 options to an exercise price of $7.43. The vesting conditions of the modified options remained the same and the modified awards have a 10-year term. Total expected incremental share-based compensation expense resulting from the modification was approximately $0.6 million, of which $0.4 million related to vested awards and was recognized immediately with $0.2 million being recognized over the remaining vesting period.

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms, service conditions, and generally vest ratably over a 3 or 4-year period.

The fair value of each option granted during the period was estimated on the date of grant using the following weighted average assumptions:

	2025	2024
Expected volatility	107%	93%
Expected term in years	7	6
Risk-free interest rate	3.9%	4.3%
Dividend yield	0%	0%

The expected term of stock options granted is based on historical data and other factors and represents the period of time that stock options are expected to be outstanding prior to exercise. The risk-free interest rate is based on U.S. Treasury strips with maturities that match the expected term on the date of grant.

A summary of option activity for 2025 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	895,002	$17.70
Granted	121,653	11.73
Exercised	(96,885)	4.53
Forfeited	(23,858)	13.37
Expired	(19,380)	13.46
Outstanding at December 31, 2025	876,533	$6.68	8.48	$3,998,143
Vested or expected to vest at December 31, 2025	876,533	$6.68	8.48	$3,998,143
Exercisable at December 31, 2025	666,835	$5.62	8.13	$3,690,877

The weighted average grant-date fair values of options granted during the years ended December 31, 2025 and 2024, was $10.04 and $6.86, respectively. During both 2025 and 2024, all options were granted with exercise prices equal to the market value of the underlying shares of common stock on the grant date except certain awards dated January 16, 2024. In January 2024, the Company's Board of Directors approved certain awards. However, the awards were not communicated to employees until May 2024. Accordingly, these awards have a grant date of May 2024, with an exercise price as of the date the Board of Directors approved the awards in January 2024.

The aggregate intrinsic value in the table above represents the difference between the Company's closing stock price on the last trading day of fiscal 2025 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2025 (the intrinsic value is considered to be zero if the exercise price is greater than the closing stock price). This amount changes based on the fair market value of the Company's stock. The total intrinsic value of options exercised during the year ended December 31, 2025, determined on the dates of exercise, was approximately $797,971.

As of December 31, 2025, there was $1.4 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance based awards, will be recognized over a weighted average period of 2.5 years. For awards with performance conditions, expense is recognized if the achievement of underlying performance conditions is deemed probable.

A summary of non-vested stock activity for 2025 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,646	$11.25
Granted	69,533	12.57
Vested	(71,480)	11.99
Forfeited	(833)	22.10
Outstanding at December 31, 2025	77,866	$11.63

As of December 31, 2025, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 2.8 years. The total intrinsic value of shares vested during the year ended December 31, 2025 was $801,257.

The Company issues new shares upon option exercises the vesting of non-vested stock and purchases under the ESPP. During the years ended December 31, 2025 and 2024, 96,885 shares and 7,423 shares, respectively, were issued as a result of stock option exercises. During the years ended December 31, 2025 and 2024, 36,068 shares and 30,173 shares, respectively, were issued as a result of the vesting of non-vested stock. During the years ended December 31, 2025 and 2024, 209 shares and 1,539 shares, respectively, were issued under the ESPP. Additionally, during the year ended December 31, 2025, 35,412 shares were issued as payment for certain employee bonuses, with 11,286 of those shares being withheld to cover taxes, resulting in a net share issuance of 24,126 shares.

Stock based compensation expense also includes expense related to awards granted to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the year ended December 31, 2025 and 2024, was as follows (in thousands):

	2025	2024
Research and development	$339	$904
General and administrative	2,313	1,938
Total share-based compensation expense	$2,652	$2,842

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

Other current liabilities of $2.5 million and $2.3 million, as of December 31, 2025 and 2024, respectively, represent the remaining amount of the advance received.

In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.5 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

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

Allocation of Agenus Services, net, of $0.9 and $1.1 million for the years ended December 31, 2025 and 2024, respectively, is included in Operating expenses in the Company’s statement of operations and comprehensive loss and Due to related parties, of $15.4 million as of December 31, 2025, in the Company’s consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future. The payable does not carry a stated interest rate and the Company has determined that interest is not required to be imputed because the amount due is commensurate with the value of the services received.

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

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of December 31, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $179,444 and an effective interest rate of 15.0%. In January 2026, the Note was repaid in full.

In January 2023, the Company's Chief Executive Officer (“CEO” or “Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council, and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In June 2024 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years, in November 2024 she was granted an option to acquire 300,000 shares of Agenus common stock that vest after one year, and in June 2025 Dr. Buell was granted an option to acquire 6,750 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the years ended December 31, 2025 and 2024, and continues to do so. In the years ended December 31, 2025 and 2024, the Company expensed Wolf Greenfield fees totaling approximately $300,000 and $168,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(11) Fair Value Measurement

The Company measures the Note at fair value. The fair value of the Note at December 31, 2025 was $5.0 million, using a scenario based present value methodology that was derived by evaluating the nature and terms of the Note and considering the prevailing economic and market conditions at the balance sheet date, some of which are considered Level 2 inputs under the fair value measurements standard. As of December 31, 2025 the Note had a principal balance of $5.0 million. The initial difference between the determined fair value at the issuance of the Note and the proceeds received was recorded as additional paid-in capital at the date of issuance. The subsequent difference between the fair value of the Note at issuance and the fair value of the Note as of December 31, 2025 was recorded in "Operating expenses" in the Company's consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

(12) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty.

(13) Benefit Plans

The Company’s employees are eligible to participate in the Agenus Inc. 401(k) Savings Plan in the United States and a defined contribution Group Personal Pension Plan in the United Kingdom (the “Plans”) for all eligible employees, as defined in the Plans. Participants may contribute a portion of their compensation, subject to a maximum annual amount, as established by the applicable taxing authority. Each participant is fully vested in his or her contributions and related earnings and losses. For the years ended December 31, 2025 and 2024, the Company expensed $93,000 and $156,000, respectively, related to the discretionary contribution to the Plans.

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

The following table presents selected financial information related to the Company's single reportable segment for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Operating expenses:
External expenses	$(4,456)	$(2,452)
Payroll related expenses	(4,237)	(5,217)
Other operating expenses	(3,949)	(3,619)
Operating loss	(12,642)	(11,288)

Other income (expense):
Interest expense	(110)	(93)
Interest income	290	265
Other income	(32)	331
Net loss	$(12,494)	$(10,785)

In the table above, “Other operating expenses” includes items such as the allocation of Agenus Services, depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

(15) Subsequent Events

In January 2026, in accordance with the terms of the Note agreement, the Company repaid Agenus approximately $5.2 million, representing the full principal and accrued interest balance of the Note.

During the period of January 1, 2026 through March 27, 2026, the Company sold approximately 193,000 shares of its common stock under the Sales Agreement, receiving net proceeds of approximately $3.0 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were functioning effectively as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the Company can meet its disclosure obligations.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

As a non-accelerated filer and an emerging growth company, management’s assessment of internal control over financial reporting was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans of Our Directors and Officers

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16(a)-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

We have adopted a written code of conduct that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions. A current copy of the code is posted in the "Investor & Media" section of our website under "Corporate Governance," which is located at investor.minktherapeutics.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Form 10-K. We granted no waivers under our code of conduct in 2025.

Item 11. Executive Compensation.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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

3.3	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-40908) filed on October 20, 2021).

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

10.1

At Market Issuance Sales Agreement, dated as of July15, 2025, between MiNK Therapeutics, Inc. and B. Riley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40908) filed on July 15, 2025).

10.2

Intellectual Property Assignment and License Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated September 10, 2021 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-259503) filed on September 14, 2021).

10.3

Amended and Restated Intercompany Services Agreement, by and between Agenus Inc. and MiNK Therapeutics, Inc., dated August 2, 2022 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (File No. 001-40908) filed on August 15, 2022 ).

10.4+

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

10.10+

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

10.18

Stock Purchase Agreement, by and between MiNK Therapeutics, Inc. and the investor named therein, dated May 13, 2024 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-40908) filed on August 13, 2024).

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-40908) filed on March 18, 2025)

21.1*	Subsidiaries of MiNK Therapeutics, Inc.

23.1*	Consent of KPMG LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MiNK Therapeutics, Inc.

Date: March 31, 2026	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jennifer S. Buell, Ph.D.	President, Chief Executive Officer and Director	March 31, 2026
Jennifer S. Buell, Ph.D.	(Principal Executive Officer)

/s/ Melissa Orilall	Principal Financial Officer	March 31, 2026
Melissa Orilall

/s/ Austin Charette	Principal Accounting Officer	March 31, 2026
Austin Charette

/s/ Garo H. Armen, Ph.D.	Chairman of the Board of Directors	March 31, 2026
Garo H. Armen, Ph.D.

/s/ Peter Behner	Director	March 31, 2026
Peter Behner

/s/ Brian Corvese	Director	March 31, 2026
Brian Corvese

/s/ John Holcomb, M.D.	Director	March 31, 2026
John Holcomb, M.D.

/s/ Barbara Ryan	Director	March 31, 2026
Barbara Ryan

/s/ Ulf Wiinberg	Director	March 31, 2026
Ulf Wiinberg