Form 10-Q
period 2026-03-31
MiNK Therapeutics, Inc.
filed 2026-05-15
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 4,981,899 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$9,525,676	$13,360,340
Prepaid expenses	264,521	276,431
Other current assets	232,257	211,202
Total current assets	10,022,454	13,847,973
Equipment, net of accumulated depreciation of $647,801 and $612,245 at March 31, 2026 and December 31, 2025, respectively	354,518	390,869
Total assets	$10,376,972	$14,238,842
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,391,418	$3,425,314
Accrued liabilities	1,326,265	1,579,147
Related party note	—	5,179,444
Other current liabilities	2,569,742	2,847,543
Total current liabilities	7,287,425	13,031,448
Due to related parties	15,775,536	15,435,053
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 4,968,794 and 4,706,246 shares issued at March 31, 2026 and December 31, 2025, respectively	51	48
Additional paid-in capital	147,429,749	143,167,204
Accumulated other comprehensive loss	(697,426)	(718,916)
Accumulated deficit	(159,418,363)	(156,675,995)
Total stockholders’ deficit	(12,685,989)	(14,227,659)
Total liabilities and stockholders’ deficit	$10,376,972	$14,238,842

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,204,090	$1,261,902
General and administrative	1,677,697	1,270,863
Change in fair value of related party note	—	167,922
Operating loss	(2,881,787)	(2,700,687)
Other income (expense), net:
Interest income, net	80,834	13,517
Other income (expense), net	58,585	(79,527)
Net loss	$(2,742,368)	$(2,766,697)
Per common share data:
Basic and diluted net loss per common share	$(0.57)	$(0.70)
Weighted average number of common shares outstanding	4,797,833	3,964,982
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$21,490	$(30,865)
Comprehensive loss	$(2,720,878)	$(2,797,562)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2025	4,706,246	$48	$143,167,204	—	$—	$(718,916)	$(156,675,995)	(14,227,659)
Net Loss	—	—	—	—	—	—	(2,742,368)	(2,742,368)
Other comprehensive loss	—	—	—	—	—	21,490	—	21,490
Grant and recognition of stock options	—	—	630,382	—	—	—	—	630,382
Shares sold at the market	193,060	2	3,019,526	—	—	—	—	3,019,528
Exercise of stock options and employee share purchases	19,142	—	131,409	—	—	—	—	131,409
Vesting of nonvested shares	7,070	—	—	—	—	—	—	—
Issuance of shares for certain employee bonuses	65,917	1	732,996	(22,641)	(251,768)	—	—	481,229
Retirement of treasury shares related to employee withholding	(22,641)	—	(251,768)	22,641	251,768	—	—	—
Balance at March 31, 2026	4,968,794	$51	$147,429,749	—	$—	$(697,426)	$(159,418,363)	$(12,685,989)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2024	3,963,045	$40	$125,227,389	—	$—	$(631,576)	$(144,181,735)	$(19,585,882)
Net loss	—	—	—	—	—	—	(2,766,697)	(2,766,697)
Other comprehensive loss	—	—	—	—	—	(30,865)	—	(30,865)
Issuance of shares for services	2,500	—	22,000	—	—	—	—	22,000
Share retirement	(45)	—	—	—	—	—	—	—
Employee share purchases	97	—	576	—	—	—	—	576
Grant and recognition of stock options	—	—	563,207	—	—	—	—	563,207
Recognition of parent stock options	—	—	5,882	—	—	—	—	5,882
Balance at March 31, 2025	3,965,597	$40	$125,819,054	—	$—	$(662,441)	$(146,948,432)	$(21,791,779)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,742,368)	$(2,766,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,066	50,765
Share-based compensation	630,386	591,089
Change in fair value of related party note	—	167,922
Interest accrued on related party note	—	25,000
Changes in operating assets and liabilities:
Prepaid expenses	11,910	10,397
Accounts payable	(32,414)	(68,606)
Accrued liabilities and other current liabilities	206,262	101,171
Other operating assets and liabilities	157,561	548,083
Net cash used in operating activities	(1,732,597)	(1,340,876)
Cash flows from financing activities:
Net proceeds from sale of equity	3,019,528	—
Repayment of related party note	(5,000,000)	—
Payment for shares to satisfy tax withholdings	(251,768)	—
Proceeds from employee stock purchases and option exercises	131,410	576
Net cash provided by (used in) financing activities	(2,100,830)	576
Effect of exchange rate changes on cash	(1,237)	(1,841)
Net increase (decrease) in cash and cash equivalents	(3,834,664)	(1,342,141)
Cash and cash equivalents, beginning of period	13,360,340	4,577,040
Cash and cash equivalents, end of period	$9,525,676	$3,234,899
Supplemental cash flow information:
Cash paid for interest	$3,824	$3,680
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	$481,229	$—

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of March 31, 2026, MiNK had an accumulated deficit of $159.4 million and cash and cash equivalents of $9.5 million. Subsequent to the quarter end, MiNK received $150,000 from the sales of common stock in at the market offerings. MiNK believes that its cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

(2) Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. Since the date of those financial statements there have been no changes to the Company’s significant accounting policies.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of March 31, 2026 and 2025, as they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	895,003	884,371
Non-vested shares	70,830	89,676

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$9,102	$9,102	$12,804	$12,804

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Payroll	$369	$1,000
Professional fees	569	501
Research services	104	78
Other	284	—
Total	$1,326	$1,579

Other current liabilities of $2.4 million as of March 31, 2026 and $2.5 million as of December 31, 2025, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.4 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the three-month period ended March 31, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	876,533	$6.68
Granted	64,288	15.36
Exercised	(19,142)	6.86
Forfeited	(25,277)	7.41
Expired	(1,399)	7.21
Outstanding at March 31, 2026	895,003	$7.28	8.56	$3,449,559
Vested or expected to vest at March 31, 2026	895,003	$7.28	8.56	$3,449,559
Exercisable at March 31, 2026	638,013	$5.72	8.21	$3,161,187

The weighted average grant-date fair value of options granted during the three months ended March 31, 2026 was $12.97. No options were granted during the three months ended March 31, 2025.

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

As of March 31, 2026, there was $1.6 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 2.4 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the three-month period ended March 31, 2026 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	77,866	$11.63
Granted	67,169	11.12
Vested	(72,987)	11.12
Forfeited	(1,218)	11.09
Outstanding at March 31, 2026	70,830	$11.69

As of March 31, 2026, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 2.5 years.

During the three months ended March 31, 2026, 19,142 shares were issued as the result of stock option exercises and 7,070 shares were issued as a result of the vesting of non-vested stock. Additionally, 65,917 shares were issued as payment for certain employee bonuses, with 22,641 of those shares being withheld to cover taxes, resulting in a net share issuance of 43,276.

For the three months ended March 31, 2025, stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three ended March 31, 2026 and 2025, was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$57	$100
General and administrative	573	471
Total share-based compensation expense	$630	$571

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

Allocation of Agenus services, net of approximately $162,000 and $236,000 for the three months ended March 31, 2026 and 2025, respectively, is included in “Operating expenses” in the Company’s statement of operations and “Due to related parties,” of $15.8 million as of March 31, 2026, in the Company’s condensed consolidated balance sheet. Agenus has agreed to not require repayment of this balance for the foreseeable future. The payable does not carry a stated interest rate and the Company has determined that interest is not required to be imputed because the amount due is commensurate with the value of the services received.

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

In January 2023, the Company's Chief Executive Officer (“CEO” or “Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council, and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In June 2024 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years, in November 2024 she was granted an option to acquire 300,000 shares of Agenus common stock that vested after one year and in June 2025 Dr. Buell was granted an option to acquire 6,750 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended March 31, 2026 and 2025, and continues to do so. For the three months ended March 31, 2026, the Company expensed Wolf Greenfield fees totaling approximately $71,000, and for the three months ended March 31, 2025, the Company expensed Wolf Greenfield fees totaling approximately $91,000. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(8) Equity

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

In the three months ended March 31, 2026, the Company sold approximately 193,000 shares of its common stock under the Sales Agreement, resulting in net proceeds of approximately $3.0 million.

(9) Segments

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

The following table presents selected financial information related to the Company's single reportable segment for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
External expenses	$(1,409)	$(644)
Payroll related expenses	(878)	(1,027)
Other operating expenses	(595)	(1,030)
Operating loss	(2,882)	(2,701)

Other income (expense):
Interest expense	(4)	(29)
Interest income	85	43
Other income (expense), net	59	(80)
Net loss	$(2,742)	$(2,767)

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

No other new accounting pronouncement issued or effective during the three months ended March 31, 2026 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

(12) Subsequent Events

At the Market Offerings

During the period of April 1, 2026 through May 13, 2026, the Company sold approximately 13,100 shares of its common stock under the Sales Agreement, totaling net proceeds of approximately $150,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in this Quarterly Report and our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025, included in our Form 10-K (the “Annual Report”) filed with the SEC on March 31, 2026. This discussion contains forward-looking statements based upon current plans, expectations, and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” in our Annual Report as may be updated from time to time in our other filings with the SEC.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. AgenT-797 is currently in clinical trials for solid tumors, GvHD, and critical pulmonary immune failure. Having treated nearly 100 patients with agenT-797 across oncology and critical pulmonary immune failure, we have generated mechanistic and clinical insights that support continued development of our iNKT platform beyond into pulmonary diseases and auto-immune diseases, including in graft-versus-host disease prevention.

Under the leadership of Dr. Terese C. Hammond, our Head of Inflammatory and Pulmonary Diseases, we are advancing a differentiated franchise in critical pulmonary immune failure with agenT-797, our off-the-shelf, allogeneic iNKT cell therapy.

Building on the foundational Phase 1/2 data published in Nature Communications in February 2024 — which demonstrated >70% 30-day survival (80% in the veno-venous extracorporeal membrane oxygenation (“VV-ECMO”) subgroup) in mechanically ventilated patients with severe viral ARDS versus ~10% in contemporaneous controls — we are now advancing agenT-797 in a randomized Phase 2 adaptive, placebo-controlled trial in patients with severe pneumonia and moderate-to-severe hypoxemic acute respiratory failure ("AHRF"). The study, which initiated in Lviv, Ukraine, in partnership with First Lviv Territorial Medical Union and UNBROKEN Ukraine, is designed to evaluate clinically meaningful ICU endpoints including survival, ventilator-free days, and secondary infections, with U.S. sites enrolling in parallel and preliminary data expected in the second half of 2026. Our published results highlighted rapid inflammation resolution, rescue of exhausted T cells, and reduced secondary infections, supporting the broad therapeutic potential of iNKT cells in life-threatening respiratory conditions, including interstitial lung disease ("ILD"). Data presented at ASGCT 2026 in May 2026 further demonstrated that agenT-797 produces context-dependent immune reprogramming—driving anti-inflammatory benefit in ARDS from the same manufacturing donor batch, without genetic engineering—supporting its broad therapeutic potential in life-threatening respiratory conditions, including interstitial lung disease (“ILD”) and idiopathic pulmonary fibrosis (“IPF”).

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

Building on these encouraging results, a Phase 2 investigator-sponsored trial led by Dr. Yelena Janjigian at Memorial Sloan Kettering Cancer Center was initiated (NCT06251973), evaluating the safety and efficacy of agenT-797 in combination with Agenus' botensilimab (an Fc-enhanced anti-CTLA-4 inhibitor) and balstilimab (anti-PD-1), together with ramucirumab and paclitaxel, in patients with previously treated, advanced esophageal, gastric, or gastro-esophageal junction ("GEJ") adenocarcinoma. Early translational data from the first patients in the ongoing Phase 2 combination study were presented at the inaugural AACR Advances in Cancer Immunotherapy (AACR IO) meeting in 2025. These data demonstrated that addition of agenT-797 to botensilimab and balstilimab drove robust immune activation, including elevated interferon-gamma (IFN-γ) levels, rapid tumor infiltration, CD8+ T-cell activation, and immune reprogramming in patients with PD-1-refractory gastroesophageal cancers. Updated clinical and translational data from the ongoing study were presented at the AACR Annual Meeting in April 2026 in San Diego, California. In heavily pretreated, checkpoint-refractory gastroesophageal adenocarcinoma patients, induction treatment with agenT-797 in combination with botensilimab and balstilimab prior to chemotherapy was associated with encouraging progression-free and overall survival outcomes, including emergence of a long-term survival tail in a population with historically poor expected outcomes. Translational analyses demonstrated coordinated immune activation, including elevated interferon-gamma (IFN-γ), enhanced CD8+ T-cell activation, tumor immune infiltration, and evidence of immune reprogramming in PD-1-refractory gastroesophageal cancers.

In GvHD, MiNK and the University of Wisconsin–Madison have announced an investigator-sponsored Phase 1 clinical trial evaluating agenT-797 for the prevention of GvHD in patients undergoing allogeneic hematopoietic stem cell transplantation for high-risk leukemias and other blood cancers. The program is supported by non-dilutive funding, including an NIH STTR grant from the National Institute of Allergy and Infectious Diseases (NIAID) for preclinical development and the Mary Gooze Clinical Trial Award to the University of Wisconsin–Madison to directly fund enrollment, immune monitoring, and operations, with first patient dosing expected in mid-2026.

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

Historical Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense decreased 5% to $1.2 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025. This decrease was primarily due to decreased costs associated with both the timing of our clinical trials and pre-clinical activities as well as decreased personnel costs, primarily due to decreased headcount.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense increased 32% to $1.7 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025. This increase was primarily due to an increase in share-based compensation expense, professional fees and other G&A costs.

Other income (expense), net

Other income increased to approximately $58,600 for the three months ended March 31, 2026 from $80,000 of other expense for the three months ended March 31, 2025, primarily due to foreign currency exchange losses in the three months ended March 31, 2025, compared to foreign currency exchange gains in the three months ended March 31, 2026.

Interest income, net

Interest income increased $67,300 for the three months ended March 31, 2026, from income of $14,000 for the three months ended March 31, 2025 to income of $81,000 for the three months ended March 31, 2026, primarily due to increased interest earned on our money market funds and the repayment of our related party note (the “Note”) in January 2026.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the Three Months Ended March 31,	For the years ended December 31,
	2026	2025	2024
Payroll and personnel costs	$692,250	$3,389,016	$4,634,647
Professional fees	247,155	53,416	1,353,448
Forgiveness of liability	—	—	(1,788,204)
Allocated services	113,933	560,486	517,861
Materials and other	150,752	1,754,569	1,618,323
Total	$1,204,090	$5,757,487	$6,336,075

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $159.4 million as of March 31, 2026. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into a Sales Agreement with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, we filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement. We sold approximately 193,000 and 13,100 shares of our common stock pursuant to the Sales Agreement during the three months ended March 31, 2026 and the period of April 1, 2026 through May 13, 2026, respectively, and received aggregate net proceeds totaling $3.2 million. As of May 13, 2026, approximately $31.8 million remained available under the Sales Agreement.

We had a Note outstanding as of December 31, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $179,000. In January 2026, in accordance with the terms of the Note, we repaid the Note in full.

Our cash and cash equivalents balance as of March 31, 2026 was $9.5 million. Subsequent to the quarter end, we received $150,000 from the sales of common stock in at the market offerings. We believe that our cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $1.7 million and $1.3 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as updated by Part II-Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements.

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

We may take advantage of these exemptions until the last day of the fiscal year following the fifth anniversary (December 31, 2026) of our initial public offering or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company earlier if (i) we have more than $1.235 billion in annual revenue, (ii) we are deemed to be a large accelerated filer, which among other things would require us to have more than $700.0 million in market value of our stock held by non-affiliates as of the last business day of our prior second fiscal quarter, or (iii) we issue more than $1.0 billion of non-convertible debt securities over a three-year period. For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report and in other documents that we file with the SEC, you should carefully consider the factors described in the section titled "Risk Factors" in our Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the risk factors described in Part I, Item 1A of our 2025 Form 10-K. If any of the risk factors described in the Form 10-K actually materializes, our business, financial condition and results of operations could be materially adversely affected. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 5. Other Information.

Disclosure in lieu of reporting on a Current Report on Form 8-K.

Departure of Principal Accounting Officer

On May 12, 2026, Austin Charette, Principal Accounting Officer of the Company, informed the Company he will be resigning effective May 29, 2026.

Insider trading arrangements and policies

Trading Plans of Our Directors and Officers

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MiNK Therapeutics, Inc.

Date: May 15, 2026	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Melissa Orilall
Melissa Orilall
Principal Financial Officer