Form 10-Q
period 2026-06-30
MiNK Therapeutics, Inc.
filed 2026-08-13
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 5,103,002 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$8,806,977	$13,360,340
Prepaid expenses	277,573	276,431
Other current assets	212,218	211,202
Total current assets	9,296,768	13,847,973
Equipment, net of accumulated depreciation of $683,845 and $612,245 at June 30, 2026 and December 31, 2025, respectively	318,474	390,869
Total assets	$9,615,242	$14,238,842
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$3,918,739	$3,425,314
Accrued liabilities	1,195,746	1,579,147
Related party note	—	5,179,444
Other current liabilities	2,454,258	2,847,543
Total current liabilities	7,568,743	13,031,448
Due to related parties	16,074,795	15,435,053
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 5,096,658 and 4,706,246 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	52	48
Additional paid-in capital	149,218,108	143,167,204
Accumulated other comprehensive loss	(699,892)	(718,916)
Accumulated deficit	(162,546,564)	(156,675,995)
Total stockholders’ deficit	(14,028,296)	(14,227,659)
Total liabilities and stockholders’ deficit	$9,615,242	$14,238,842

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,887,168	$1,839,176	$3,091,258	$3,101,077
General and administrative	1,329,726	1,849,130	3,007,423	3,119,994
Change in fair value of related party note	—	364,090	—	532,012
Operating loss	(3,216,894)	(4,052,396)	(6,098,681)	(6,753,083)
Other income (expense), net:
Interest income, net	72,884	348	153,717	13,865
Other income (expense), net	15,809	(185,703)	74,394	(265,230)
Net loss	$(3,128,201)	$(4,237,751)	$(5,870,570)	$(7,004,448)
Per common share data:
Basic and diluted net loss per common share	$(0.62)	$(1.06)	$(1.20)	$(1.76)
Weighted average number of common shares outstanding	5,023,450	3,981,992	4,911,265	3,973,534
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(2,466)	$(56,877)	$19,024	$(87,742)
Comprehensive loss	$(3,130,667)	$(4,294,628)	$(5,851,546)	$(7,092,190)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2025	4,706,246	$48	$143,167,204	—	$—	$(718,916)	$(156,675,995)	(14,227,659)
Net loss	—	—	—	—	—	—	(2,742,368)	(2,742,368)
Other comprehensive income	—	—	—	—	—	21,490	—	21,490
Grant and recognition of stock options	—	—	630,382	—	—	—	—	630,382
Shares sold at the market	193,060	2	3,019,526	—	—	—	—	3,019,528
Exercise of stock options and employee share purchases	19,142	—	131,409	—	—	—	—	131,409
Vesting of nonvested shares	7,070	—	—	—	—	—	—	—
Issuance of shares for certain employee bonuses	65,917	1	732,996	(22,641)	(251,768)	—	—	481,229
Retirement of treasury shares related to employee withholding	(22,641)	—	(251,768)	22,641	251,768	—	—	—
Balance at March 31, 2026	4,968,794	$51	$147,429,749	—	$—	$(697,426)	$(159,418,363)	$(12,685,989)
Net loss	—	—	—	—	—	—	(3,128,201)	(3,128,201)
Other comprehensive loss	—	—	—	—	—	(2,466)	—	(2,466)
Grant and recognition of stock options	—	—	422,206	—	—	—	—	422,206
Shares sold at the market	120,418	1	1,366,153	—	—	—	—	1,366,154
Vesting of nonvested shares	7,446	—	—	—	—	—	—	—
Balance at June 30, 2026	5,096,658	$52	$149,218,108	—	$—	$(699,892)	$(162,546,564)	$(14,028,296)

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Par Value	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2024	3,963,045	$40	$125,227,389	—	$—	$(631,576)	$(144,181,735)	$(19,585,882)
Net loss	—	—	—	—	—	—	(2,766,697)	(2,766,697)
Other comprehensive loss	—	—	—	—	—	(30,865)	—	(30,865)
Issuance of shares for services	2,500	—	22,000	—	—	—	—	22,000
Share retirement	(45)	—	—	—	—	—	—	—
Employee share purchases	97	—	576	—	—	—	—	576
Grant and recognition of stock options	—	—	563,207	—	—	—	—	563,207
Recognition of parent stock options	—	—	5,882	—	—	—	—	5,882
Balance at March 31, 2025	3,965,597	$40	$125,819,054	—	$—	$(662,441)	$(146,948,432)	$(21,791,779)
Net loss	—	—	—	—	—	—	(4,237,751)	(4,237,751)
Other comprehensive loss	—	—	—	—	—	(56,877)	—	(56,877)
Option exercises	5,416	—	540	—	—	—	—	540
Vesting of nonvested shares	19,265	—	—	—	—	—	—	—
Grant and recognition of stock options	—	—	888,473	—	—	—	—	888,473
Recognition of parent stock options	—	—	8,079	—	—	—	—	8,079
Balance at June 30, 2025	3,990,278	$40	$126,716,146	—	$—	$(719,318)	$(151,186,183)	$(25,189,315)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,870,570)	$(7,004,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,130	99,528
Share-based compensation	1,052,588	1,487,641
Loss on disposal of assets	—	167,103
Change in fair value of related party note	—	532,012
Interest accrued on related party note	—	49,722
Changes in operating assets and liabilities:
Prepaid expenses	(1,143)	(27,452)
Accounts payable	494,301	577,453
Accrued liabilities and other current liabilities	(39,622)	84,280
Other operating assets and liabilities	476,907	1,124,067
Net cash used in operating activities	(3,815,409)	(2,910,094)
Cash flows from financing activities:
Net proceeds from sale of equity	4,385,682	—
Repayment of related party note	(5,000,000)	—
Payment for shares to satisfy tax withholdings	(251,768)	—
Proceeds from employee stock purchases and option exercises	131,410	1,116
Net cash provided by (used in) financing activities	(734,676)	1,116
Effect of exchange rate changes on cash	(3,278)	13,853
Net decrease in cash and cash equivalents	(4,553,363)	(2,895,125)
Cash and cash equivalents, beginning of period	13,360,340	4,577,040
Cash and cash equivalents, end of period	$8,806,977	$1,681,915
Supplemental cash flow information:
Cash paid for interest	$6,238	$5,695
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	$481,229	$—

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of June 30, 2026, MiNK had an accumulated deficit of $162.5 million and cash and cash equivalents of $8.8 million. MiNK believes that its cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors MiNK's liquidity position and adjusts spending as needed in order to preserve liquidity. To support its liquidity requirements, the Company will require additional funding. Potential sources of additional funding for the Company include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for the Company's portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants, collaborations, and providing fee-based services to strengthen the Company's balance sheet, and (3) potential of equity or debt financing options.

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

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of June 30, 2026 and 2025, as they would be anti-dilutive:

	Three and Six Months Ended June 30,
	2026	2025
Stock options	895,003	857,470
Non-vested shares	77,142	80,651

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$8,468	$8,468	$12,804	$12,804

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Payroll	$468	$1,000
Professional fees	481	501
Research services	218	78
Other	29	—
Total	$1,196	$1,579

Other current liabilities of $2.4 million as of June 30, 2026 and $2.5 million as of December 31, 2025, represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.4 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the six-month period ended June 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	876,533	$6.68
Granted	64,288	15.36
Exercised	(19,142)	6.86
Forfeited	(25,277)	7.41
Expired	(1,399)	7.21
Outstanding at June 30, 2026	895,003	$7.28	6.40	$4,327,728
Vested or expected to vest at June 30, 2026	895,003	$7.28	6.40	$4,327,728
Exercisable at June 30, 2026	648,821	$5.79	5.79	$3,926,788

The weighted average grant-date fair values of options granted during the six months ended June 30, 2026 and 2025 were $12.97 and $5.92, respectively.

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

As of June 30, 2026, there was $1.4 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 2.3 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the six-month period ended June 30, 2026 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	77,866	$11.63
Granted	80,927	11.13
Vested	(80,433)	10.92
Forfeited	(1,218)	11.09
Outstanding at June 30, 2026	77,142	$11.86

As of June 30, 2026, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 2.3 years.

During the six months ended June 30, 2026, 19,142 shares were issued as the result of stock option exercises and 37,157 shares were issued as a result of the vesting of non-vested stock. Additionally, 65,917 shares were issued as payment for certain employee bonuses, with 22,641 of those shares being withheld to cover taxes, resulting in a net share issuance of 43,276.

For the six months ended June 30, 2025, stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$56	$134	$113	$233
General and administrative	366	763	940	1,233
Total share-based compensation expense	$422	$897	$1,053	$1,466

(7) Related Party Transactions

Until the completion of its Initial Public Offering (“IPO”), the Company relied on Agenus for all of its working capital requirements. For the periods presented, certain of the Company’s operations were fully integrated with Agenus, including, but not limited to, corporate functions such as finance, human resources, information technology and certain legal functions. The Company’s condensed consolidated financial statements reflect all costs of doing business related to these operations.

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

Allocated Agenus services primarily include payroll related expenses, facility costs, insurance and stock-based compensation, and are included in the accompanying condensed consolidated financial statements based on certain estimates and allocations described above. Under the Prior Intercompany Agreement, the allocation methods primarily included time devoted to activities and headcount-based allocations. Agenus business services and occupancy costs were allocated to the Company based on the Company’s headcount as a percentage of Agenus’ and the Company was required to pay 105% of Agenus’ costs for these business services and occupancy costs. Research services were charged between the entities based on hours recorded by Agenus employees as time spent on specific projects, applied to hourly wage rates, and the Company paid 110% of Agenus’ costs for these research services. As such, these allocations may not be indicative of the actual amounts that would have been recorded had the Company operated as an independent, publicly traded company for the periods presented.

Allocation of Agenus services, net of approximately $184,000 and $252,000 for the three months ended June 30, 2026 and 2025, respectively, and $346,000 and $487,000 for the six months ended June 30, 2026 and 2025, respectively, is included in “Operating expenses” in the Company’s condensed consolidated statements of operations and comprehensive loss and “Due to related parties,” of $16.1 million as of June 30, 2026, in the Company’s condensed consolidated balance sheets. Agenus has agreed to not require repayment of this balance for the foreseeable future. The payable does not carry a stated interest rate and the Company has determined that interest is not required to be imputed because the amount due is commensurate with the value of the services received.

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

The Note carries an annual interest rate of 2% (the “Interest Rate”) that accrues from the date funds are paid or advanced by Agenus to the Company. Interest shall accrue and not be payable until converted or paid in connection with the repayment in full of the principal amount of the Note. The Note provides that the Company will pay Agenus on request the principal amount outstanding, together with any unpaid interest, on or after January 1, 2026. In the event of a qualified financing event, as defined in the Note, the outstanding principal amount of the Note plus accrued and unpaid interest shall, at Agenus’ election, either be paid in full or converted into equity shares equal to the quotient obtained by dividing (i) the amount due on the date of conversion by (ii) 80% of the per share price of the equity securities sold in the qualified financing. Upon certain change in control events, the Company will pay Agenus an amount equal to (i) 1.5 times the principal then outstanding under the Note and (ii) the amount of accrued interest then outstanding immediately prior to the closing of such change of control.

In March 2024, MiNK received $5.0 million from Agenus and the Note was fully drawn. As of December 31, 2025, the Note had a principal balance of $5.0 million, an accrued and unpaid interest balance of $179,444 and an effective interest rate of 15.0%. In January 2026, the Note was repaid in full.

In January 2023, the Company's Chief Executive Officer (“CEO” or “Dr. Buell”), became an employee of Agenus in the role of Chairman of the Executive Council, and she was appointed to the Agenus Board of Directors in June 2024. As an employee of Agenus, Dr. Buell is paid $150,000 annually. In June 2024 Dr. Buell was granted an option to acquire 37,500 shares of Agenus common stock that vest over a period of three years, in November 2024 she was granted an option to acquire 300,000 shares of Agenus common stock that vested after one year and in June 2025, Dr. Buell was granted an option to acquire 6,750 shares of Agenus common stock that vest over a period of three years. In April 2026, Dr. Buell was granted an option to acquire 305,000 shares of Agenus common stock that vest over a period of three years. Dr. Buell receives no additional compensation as an Agenus board member.

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended June 30, 2026 and 2025, and continues to do so. For the three and six months ended June 30, 2026, the Company expensed Wolf Greenfield fees totaling approximately $176,900 and $247,700 respectively. For the three and six months ended June 30, 2025, the Company expensed Wolf Greenfield fees totaling approximately $61,800 and $152,400, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

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

In the three and six months ended June 30, 2026, the Company sold approximately 120,418 and 313,478 shares of its common stock under the Sales Agreement, respectively, resulting in net proceeds of approximately $1.4 million and $4.4 million, respectively.

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

The following table presents selected financial information related to the Company's single reportable segment for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
External expenses	$(1,750)	$(1,315)	$(3,159)	$(1,958)
Payroll related expenses	(907)	(997)	(1,785)	(2,023)
Other operating expenses	(560)	(1,740)	(1,155)	(2,772)
Operating loss	(3,217)	(4,052)	(6,099)	(6,753)

Other income (expense):
Interest expense	(2)	(27)	(6)	(55)
Interest income	75	27	160	69
Other income (expense), net	16	(186)	74	(265)
Net loss	$(3,128)	$(4,238)	$(5,871)	$(7,004)

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

No other new accounting pronouncement issued or effective during the six months ended June 30, 2026 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Our approach includes advancing both native and engineered iNKT cell therapies, leveraging a pipeline composed of wholly owned or exclusively licensed assets. Additionally, we have developed a proprietary personalized neoantigen library to facilitate personalized T Cell Receptor ("TCR") development. This library enables us to identify patient-specific tumor neoantigens, which we use to create highly tailored TCR-based therapies. By harnessing these personalized neoantigen libraries, we aim to enhance precision, efficacy, and overall therapeutic outcomes for patients with various cancers and immune-mediated diseases. Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include but are not limited critical pulmonary immune failure (including severe hypoxemic respiratory failure / pneumonia), GvHD, solid tumor cancers, and other severe immune-related diseases. Our discovery efforts are focused on applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including TCRs, CAR-iNKTs (such as MiNK-215 (FAP-CAR-iNKT) and MiNK-413 (BCMA-CAR-iNKT), and INKT cell engager technology.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. agenT-797 is currently in clinical trials for solid tumors, GvHD, and critical pulmonary immune failure. Having treated nearly 100 patients with agenT-797 across oncology and critical pulmonary immune failure, we have generated mechanistic and clinical insights that support continued development of our iNKT platform beyond oncology into pulmonary diseases and autoimmune diseases, including graft-versus-host disease prevention.

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

We are collaborating with Orphan Drug Consulting (ODC) to support physician-initiated requests for agenT-797 for individually identified patients. The program expands access for patients with serious unmet medical need and provides MiNK with program revenue for product supplied. Each request is initiated by the treating physician and remains subject to case-by-case Brazilian regulatory authorization. The program is not a commercial launch or marketing authorization. ODC supports local regulatory submissions, importation, cold-chain logistics and pharmacovigilance. The product will be supplied on a paid, per-patient basis in accordance with applicable Brazilian access regulations. The program may result in non-promotional income to MiNK while establishing the operational infrastructure needed to support responsible access to agenT-797 in additional international markets.

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

In addition, we are advancing a pipeline of next-generation allogeneic, engineered iNKT programs. Our two most advanced preclinical engineered programs are (1) MiNK-413, an IL-15 armored CAR-iNKT program targeting B cell maturation antigen ("BCMA"), and (2) MiNK-215, an IL-15 armored tumor stromal targeting FAP-CAR-iNKT program. MiNK-413 has demonstrated tumor clearance and improved persistence in preclinical models, as well as manufacturing and logistical improvements over current BCMA cell therapies. MiNK-215 reported therapeutic activity in non-small cell lung cancer models, which resulted in substantial tumor elimination and improved survival compared to T cells alone. MiNK has presented data that showcased MiNK-215’s activity in preclinical colorectal cancer models. In human organoid models of colorectal cancer (CRC) with liver metastases, MiNK-215 potently enhanced tumor killing by T cells and was associated with depletion of immune suppressive FAP-expressing stellate cells and increased CD8+ T cell infiltration. Investigational new drug application (“IND”) enabling studies for MiNK-215 are underway.

With our vertically integrated manufacturing capabilities and experienced team, we are accelerating the development of accessible, off-the-shelf iNKT-based therapies with transformative potential across oncology, critical pulmonary immune failure, and GvHD.

Historical Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 3% to $1.9 million for the three months ended June 30, 2026 from $1.8 million for the three months ended June 30, 2025. The increased expense was primarily due to increased costs associated with both the timing of our clinical trials and pre-clinical activities as well as increased personnel costs, partially offset by the credits applied in Q2 2026 related to previously billed clinical activities.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 28% to $1.3 million for the three months ended June 30, 2026 from $1.8 million for the three months ended June 30, 2025. The decreased expense was primarily due to a decrease in share-based compensation expense, professional fees and other G&A costs.

Other income (expense), net

Other income, net increased to approximately $16,000 for the three months ended June 30, 2026 from $186,000 of other expense for the three months ended June 30, 2025, primarily due to foreign currency exchange losses in the three months ended June 30, 2025, compared to foreign currency exchange gains in the three months ended June 30, 2026.

Interest income, net

Interest income, net increased $72,500 for the three months ended June 30, 2026, from income of less than $1,000 for the three months ended June 30, 2025 to income of $73,000 for the three months ended June 30, 2026, primarily due to increased interest earned on our money market funds and the repayment of our related party note (the “Note”) in January 2026.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. There was no change in R&D expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 4% to $3.0 million for the six months ended June 30, 2026 from $3.1 million for the six months ended June 30, 2025. The decreased expense was primarily due to a decrease in share-based compensation expense, professional fees and other G&A costs.

Other income (expense), net

Other income, net increased to approximately $74,000 for the six months ended June 30, 2026 from $265,000 of other expense for the six months ended June 30, 2025, primarily due to foreign currency exchange losses in the three months ended June 30, 2025, compared to foreign currency exchange gains in the three months ended June 30, 2026.

Interest income, net

Interest income, net increased $139,900 for the six months ended June 30, 2026, from income of $14,000 for the six months ended June 30, 2025 to income of $154,000 for the six months ended June 30, 2026, primarily due to increased interest earned on our money market funds and the repayment of our related party note (the “Note”) in January 2026.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the Six Months Ended June 30,	For the years ended December 31,
	2026	2025	2024
Payroll and personnel costs	$1,427,078	$3,389,016	$4,634,647
Professional fees	1,061,599	53,416	1,353,448
Forgiveness of liability	—	—	(1,788,204)
Allocated services	231,994	560,486	517,861
Materials and other	370,587	1,754,569	1,618,323
Total	$3,091,258	$5,757,487	$6,336,075

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $162.5 million as of June 30, 2026. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into a Sales Agreement with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, we filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement. We sold approximately 313,478 shares of our common stock pursuant to the Sales Agreement during the six months ended June 30, 2026 and received aggregate net proceeds totaling $4.4 million. As of June 30, 2026, approximately $30.6 million remained available under the Sales Agreement.

We had a Note outstanding as of December 31, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $179,000. In January 2026, in accordance with the terms of the Note, we repaid the Note in full.

Our cash and cash equivalents balance as of June 30, 2026 was $8.8 million. We believe that our cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Management continually monitors the Company's liquidity position and adjusts spending as needed in order to preserve liquidity. To support our liquidity requirements we will require additional funding. Potential sources of additional funding include: (1) seeking strategic partnerships and collaborations, as well as out-licensing opportunities, for our portfolio programs and product candidates, (2) exploring avenues for securing non-dilutive financing, such as grants, collaborations, and providing fee-based services to strengthen our balance sheet, and (3) potential equity or debt financing options.

Net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $3.8 million and $2.9 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

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

More detailed descriptions of these risks and uncertainties and other risks and uncertainties applicable to our business that we believe could cause actual results to differ materially from any forward-looking statements are included in Part I-Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as updated by Part II-Item 1A “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q. We encourage you to read those descriptions carefully. Although we believe we have been prudent in our plans and assumptions, no assurance can be given that any goal or plan set forth in forward-looking statements can be achieved. We caution investors not to place significant reliance on forward-looking statements contained in this document; such statements need to be evaluated in light of all the information contained in this document. Furthermore, the statements speak only as of the date of this document, and we undertake no obligation to update or revise these statements other than as required by law.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that any such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Part I, Item I “Financial Statements (Unaudited) – Note 10, Contingencies, in this Quarterly Report, which are incorporated herein by reference.

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

Insider trading arrangements and policies

Trading Plans of Our Directors and Officers

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MiNK Therapeutics, Inc.

Date: August 13, 2026	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Melissa Orilall
Melissa Orilall
Principal Financial Officer