Form 10-Q
period 2026-09-30
MiNK Therapeutics, Inc.
filed 2026-11-12
CIK 1840229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 5,133,645 shares of common stock, $0.00001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$7,470,862	$13,360,340
Prepaid expenses	347,884	276,431
Other current assets	85,152	211,202
Total current assets	7,903,898	13,847,973
Equipment, net of accumulated depreciation of $719,926 and $612,245 at September 30, 2026 and December 31, 2025, respectively	339,160	390,869
Total assets	$8,243,058	$14,238,842
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$4,489,059	$3,425,314
Accrued liabilities	1,316,611	1,579,147
Related party note	—	5,179,444
Other current liabilities	2,369,569	2,847,543
Total current liabilities	8,175,239	13,031,448
Due to related parties	16,319,237	15,435,053
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 150,000,000 shares authorized; 5,103,083 and 4,706,246 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	52	48
Additional paid-in capital	149,551,533	143,167,204
Accumulated other comprehensive loss	(704,156)	(718,916)
Accumulated deficit	(165,098,847)	(156,675,995)
Total stockholders’ deficit	(16,251,418)	(14,227,659)
Total liabilities and stockholders’ deficit	$8,243,058	$14,238,842

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-commercial product revenue	$200,000	$—	$200,000	$—
Operating expenses:
Research and development	1,804,017	1,143,178	4,895,275	4,244,255
General and administrative	1,033,246	1,846,495	4,040,669	4,966,490
Change in fair value of related party note	—	193,921	—	725,932
Operating loss	(2,637,263)	(3,183,594)	(8,735,944)	(9,936,677)
Other income (expense), net:
Interest income, net	72,323	55,151	226,040	69,016
Other income (expense), net	12,657	240,734	87,051	(24,496)
Net loss	$(2,552,283)	$(2,887,709)	$(8,422,853)	$(9,892,157)
Per common share data:
Basic and diluted net loss per common share	$(0.50)	$(0.65)	$(1.69)	$(2.39)
Weighted average number of common shares outstanding	5,102,659	4,443,262	4,975,764	4,131,831
Other comprehensive income (loss):
Foreign currency translation gain (loss)	$(4,264)	$27,204	$14,760	$(60,538)
Comprehensive loss	$(2,556,547)	$(2,860,505)	$(8,408,093)	$(9,952,695)

See accompanying notes to unaudited condensed consolidated financial statements.

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock			Treasury Stock		Accumulated
	Number of Shares	Par Value	Additional Paid-In Capital	Number of Shares	Amount	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at December 31, 2025	4,706,246	$48	$143,167,204	—	$—	$(718,916)	$(156,675,995)	$(14,227,659)
Net loss	—	—	—	—	—	—	(2,742,368)	(2,742,368)
Other comprehensive income	—	—	—	—	—	21,490	—	21,490
Grant and recognition of stock options	—	—	630,382	—	—	—	—	630,382
Shares sold at the market	193,060	2	3,019,526	—	—	—	—	3,019,528
Exercise of stock options and employee share purchases	19,142	—	131,409	—	—	—	—	131,409
Vesting of nonvested shares	7,070	—	—	—	—	—	—	—
Issuance of shares for certain employee bonuses	65,917	1	732,996	(22,641)	(251,768)	—	—	481,229
Retirement of treasury shares related to employee withholding	(22,641)	—	(251,768)	22,641	251,768	—	—	—
Balance at March 31, 2026	4,968,794	$51	$147,429,749	—	$—	$(697,426)	$(159,418,363)	$(12,685,989)
Net loss	—	—	—	—	—	—	(3,128,201)	(3,128,201)
Other comprehensive loss	—	—	—	—	—	(2,466)	—	(2,466)
Grant and recognition of stock options	—	—	422,206	—	—	—	—	422,206
Shares sold at the market	120,418	1	1,366,153	—	—	—	—	1,366,154
Vesting of nonvested shares	7,446	—	—	—	—	—	—	—
Balance at June 30, 2026	5,096,658	$52	$149,218,108	—	$—	$(699,892)	$(162,546,564)	$(14,028,296)
Net loss	—	—	—	—	—	—	(2,552,283)	(2,552,283)
Other comprehensive loss	—	—	—	—	—	(4,264)	—	(4,264)
Grant and recognition of stock options	—	—	333,425	—	—	—	—	333,425
Vesting of nonvested shares	6,425	—	—	—	—	—	—	—
Balance at September 30, 2026	5,103,083	$52	$149,551,533	—	$—	$(704,156)	$(165,098,847)	$(16,251,418)

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

MINK THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,422,853)	$(9,892,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	108,195	143,182
Share-based compensation	1,386,012	2,108,226
Loss on disposal of assets	—	169,291
Change in fair value of related party note	—	725,932
Interest accrued on related party note	—	74,722
Changes in operating assets and liabilities:
Prepaid expenses	(71,453)	(6,436)
Accounts payable	1,064,558	959,305
Accrued liabilities and other current liabilities	(2,772)	136,939
Other operating assets and liabilities	847,277	1,729,554
Net cash used in operating activities	(5,091,036)	(3,851,442)
Cash flows from investing activities:
Purchases of plant and equipment	(56,716)	—
Net cash used in investing activities	(56,716)	—
Cash flows from financing activities:
Net proceeds from sale of equity	4,385,682	13,137,498
Repayment of related party note	(5,000,000)	—
Payment for shares to satisfy tax withholdings	(251,768)	—
Proceeds from employee stock purchases and option exercises	131,410	409,296
Net cash provided by (used in) financing activities	(734,676)	13,546,794
Effect of exchange rate changes on cash	(7,050)	8,820
Net increase (decrease) in cash and cash equivalents	(5,889,478)	9,704,172
Cash and cash equivalents, beginning of period	13,360,340	4,577,040
Cash and cash equivalents, end of period	$7,470,862	$14,281,212
Supplemental cash flow information:
Cash paid for interest	$7,213	$6,163
Supplemental disclosures - non-cash activities:
Issuance of common stock, $0.00001 par value, for payment of certain employee bonuses	$481,229	$370,575

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

Since its inception in 2017, MiNK has incurred losses and expects to continue incurring operating losses and negative cash flows in the future until it is able to generate sales and profits. As of September 30, 2026, MiNK had an accumulated deficit of $165.1 million and cash and cash equivalents of $7.5 million. MiNK believes that its cash and cash equivalents balance, plus the subsequent cash received and additional anticipated funding, will be sufficient to satisfy its liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within the Company’s control, the Company is required to disclose that substantial doubt exists about its ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes MiNK will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

(2) Significant Accounting Policies

Revenue Recognition

We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606").

For the three and nine months ended September 30, 2026, 100% of our revenue was earned from one partner. For the three and nine months ended September 30, 2025, no revenue was recognized.

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods and services. To achieve this core principle, we apply the following five steps:

1) Identify the contract with the customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party's rights regarding the goods or service to be transferred and identifies the related payment term, (ii) the contract has commercial substance, and (iii) the Company determines the collection of substantially all consideration for goods and services that are transferred is probable based on the customer's intent and ability to pay the promised consideration. The Company applies judgment in determining the customer's intent and ability to pay, which is based on a variety of factors including the customer's historical payment experience, or in the case of a new customer, published credit and financial information pertaining to the customer.

2) Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the goods and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the good or service either on its own or together with other available resources, and are distinct in the context of the contract, whereby the transfer of the good or service is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods and services, the Company must apply judgment to determine whether the promised goods and services are capable of being distinct and are distinct in the context of the contract. If these criteria are not met, the promised goods and services are accounted for as a combined performance obligation.

3) Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price utilizing either the expected value method or the most likely amount method depending on the nature of the variable consideration. Variable consideration is included in the transaction price if, in the Company's judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Any estimates, including the effect of the constraint on variable consideration, are evaluated at each reporting period for any changes.

4) Allocate the transaction price to performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to that single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation or to a distinct service that forms part of a single performance obligation. The consideration to be received is allocated among the separate performance obligations based on relative stand-alone selling prices.

5) Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time. Revenue is recognized over time if either 1) the customer simultaneously receives and consumes the benefits provided by the entity's performance, 2) the entity's performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or 3) the entity's performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. If the entity does not satisfy a performance obligation over time, the related performance obligation is satisfied at a point in time by transferring the control of a promised good or service to a customer.

Pre-commercial Product: The Company recognizes revenue when the customer obtains control of the product at delivery. Revenue is calculated as the amount invoiced to the customer.

The Company’s significant accounting policies are disclosed in the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than those related to revenue recognition as disclosed above.

Financial Statement Preparation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete annual consolidated financial statements. In the opinion of the Company’s management, the condensed consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. All significant intercompany transactions and accounts have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

(3) Net Loss Per Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding. Diluted loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding instruments such as stock options. Because the Company reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, the following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as of September 30, 2026 and 2025, as they would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2026	2025
Stock options	894,959	772,038
Non-vested shares	77,969	75,308

(4) Cash and Cash Equivalents

Cash equivalents consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Institutional money market funds	$7,289	$7,289	$12,804	$12,804

(5) Accrued and Other Current Liabilities

Accrued liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Payroll	$634	$1,000
Professional fees	635	501
Research services	48	78
Total	$1,317	$1,579

Other current liabilities of $2.4 million as of September 30, 2026 and $2.5 million as of December 31, 2025 represent the advance received under the Company’s research and development agreement with the Belgium Walloon Region Government (“Walloon Region”). In 2022, the Company received notice that the Walloon Region had obtained a default judgment seeking repayment of approximately $2.4 million of the advance based upon the Company allegedly not providing required notification that research and operations in the region were discontinued.

(6) Share-based Compensation Plans

The Company primarily uses the Black-Scholes option pricing model to value options granted to employees and non-employees, as well as options granted to members of the Company’s Board of Directors. All stock option grants have 10-year terms and generally vest ratably over a 3 or 4-year period.

A summary of option activity for the nine-month period ended September 30, 2026 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	876,533	$6.68
Granted	64,288	15.36
Exercised	(19,142)	6.86
Forfeited	(25,277)	7.41
Expired	(1,443)	7.22
Outstanding at September 30, 2026	894,959	$7.28	6.15	$5,035,710
Vested or expected to vest at September 30, 2026	894,959	$7.28	6.15	$5,035,710
Exercisable at September 30, 2026	691,133	$6.28	5.73	$4,535,635

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2026 and 2025 were $12.97 and $5.92, respectively.

On June 18, 2025, at the Company's annual meeting of stockholders, the Company’s stockholders approved a one-time exchange of options to purchase shares of the Company’s common stock issued under the 2021 Plan and the 2018 Plan that were held by the Company’s executive officers, other employees, consultants, and non-employee directors, for new options to purchase shares of the Company’s common stock (the “Option Exchange”). Pursuant to the Option Exchange, eligible options were cancelled in exchange for an equal number of new options to purchase shares of common stock with an exercise price equal to the fair market value of the Company’s common stock at the time of the Option Exchange and a term of the option that extends ten years from the date of grant. An eligible stock option generally included any outstanding stock option that had an exercise price equal to or greater than $8.50 per share and greater than the closing price of the Company’s common stock on the date of the Option Exchange, that vested based on continued service with the Company or based on the achievement of performance milestones and that was granted under the Equity Plans. The Option Exchange resulted in the re-pricing of 647,915 options to an exercise price of $7.43. The vesting conditions of the modified options remained the same and the modified awards have a 10-year term. Total expected incremental share-based compensation expense resulting from the modification was approximately $0.6 million, of which $0.4 million related to vested awards and was recognized immediately, with $0.2 million being recognized over the remaining vesting period.

As of September 30, 2026, there was $1.4 million of unrecognized share-based compensation expense related to stock options granted to employees, consultants and directors which, if all milestones are achieved on outstanding performance-based awards, will be recognized over a weighted average period of 2.1 years. For awards with performance conditions, expense is recognized if the underlying performance conditions are deemed probable of achievement.

A summary of non-vested stock activity for the nine-month period ended September 30, 2026 is presented below:

	Nonvested Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	77,866	$11.63
Granted	88,179	11.12
Vested	(86,858)	11.31
Forfeited	(1,218)	11.09
Outstanding at September 30, 2026	77,969	$11.43

As of September 30, 2026, there was $0.6 million of unrecognized share-based compensation expense related to these non-vested shares which will be recognized over a weighted average period of 2.0 years.

During the nine months ended September 30, 2026, 19,142 shares were issued as the result of stock option exercises and 20,941 shares were issued as a result of the vesting of non-vested stock. Additionally, 65,917 shares were issued as payment for certain employee bonuses, with 22,641 of those shares being withheld to cover taxes, resulting in a net share issuance of 43,276.

For the nine months ended September 30, 2025, stock based compensation expense also includes expense related to awards to employees of the Company from the Agenus 2019 Equity Incentive Plan. The impact on the Company’s results of operations from share-based compensation for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$69	$99	$182	$332
General and administrative	264	522	1,204	1,754
Total share-based compensation expense	$333	$621	$1,386	$2,086

(7) Revenue from Contracts with Customers

Pre-commercial Product Revenue

During the three months ended September 30, 2026, the Company began recognizing pre-commercial product revenue for agenT-797 supplied in Brazil on a paid, per-patient basis under a physician-initiated named-patient access program. Each patient request is subject to case-by-case authorization by Brazilian regulatory authorities. agenT-797 has not received marketing authorization from the Brazilian Health Regulatory Agency (Agência Nacional de Vigilância Sanitária, or "ANVISA").

For the three and nine months ended September 30, 2026, we recognized approximately $0.2 million and $0.2 million of revenue under this program, respectively.

Disaggregation of Revenue

The following table presents revenue for the three and nine months ended September 30, 2026, disaggregated by geographic region and revenue type. Revenue by geographic region is allocated based on the domicile of our respective business operations.

	Three Months Ended September 30,
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$200,000	$—	$200,000

	Nine Months Ended September 30,
	United States	Rest of World	Total
Revenue Type
Pre-commercial product revenue	$200,000	$—	$200,000

Contract Balances

Contract liabilities primarily relate to contracts where we received payments but have not yet satisfied the related performance obligations. The advance consideration received from customers is a contract liability until the underlying performance obligations are transferred to the customer. As of September 30, 2026, we do not have any contract liabilities.

(8) Related Party Transactions

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

Allocation of Agenus services, net, of approximately $162,000 and $221,000 for the three months ended September 30, 2026 and 2025, respectively, and $508,000 and $708,000 for the nine months ended September 30, 2026 and 2025, respectively, is included in “Operating expenses” in the Company’s condensed consolidated statements of operations and comprehensive loss and “Due to related parties,” of $16.3 million as of September 30, 2026, in the Company’s condensed consolidated balance sheets. Agenus has agreed to not require repayment of this balance for the foreseeable future. The payable does not carry a stated interest rate and the Company has determined that interest is not required to be imputed because the amount due is commensurate with the value of the services received.

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

Dr. Buell's spouse is a partner in the law firm of Wolf, Greenfield & Sachs, P.C. (“Wolf Greenfield”), which provided legal services to the Company during the periods ended September 30, 2026 and 2025, and continues to do so. For the three and nine months ended September 30, 2026, the Company expensed Wolf Greenfield fees totaling approximately $86,000 and $333,000 respectively. For the three and nine months ended September 30, 2025, the Company expensed Wolf Greenfield fees totaling approximately $46,000 and $198,000, respectively. Dr. Buell’s spouse does not receive direct compensation from the fees paid to Wolf Greenfield by the Company and the fees paid by the Company to Wolf Greenfield in the period were an insignificant amount of Wolf Greenfield’s revenues. The Company’s Audit and Finance Committee approved these services under its related-party transactions policy.

(9) Equity

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

In the nine months ended September 30, 2026, the Company sold approximately 313,478 shares of its common stock under the Sales Agreement, resulting in net proceeds of approximately $4.4 million. No shares were sold during the three months ended September 30, 2026.

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

The following table presents selected financial information related to the Company's single reportable segment for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pre-commercial product revenue	$200	$—	$200	$—
Operating expenses:
External expenses	(1,501)	(1,191)	(4,660)	(3,150)
Payroll related expenses	(808)	(913)	(2,593)	(2,936)
Other operating expenses	(528)	(1,080)	(1,683)	(3,851)
Operating loss	(2,637)	(3,184)	(8,736)	(9,937)

Other income (expense):
Interest expense	(1)	(25)	(7)	(81)
Interest income	73	80	233	150
Other income (expense), net	13	241	87	(24)
Net loss	$(2,552)	$(2,888)	$(8,423)	$(9,892)

In the table above, “Other operating expenses” includes items such as the allocation of Agenus Services, depreciation and amortization expense, stock-based compensation expense, fair value adjustments and expenses related to certain foreign subsidiaries.

(11) Contingencies

The Company may currently be, or may become, a party to legal proceedings. While the Company currently believes that the ultimate outcome of any of these proceedings will not have a material adverse effect on its financial position, results of operations, or liquidity, litigation is subject to inherent uncertainty and consumes both cash and management attention. See Note 5 for a discussion of the default judgment obtained by the Walloon Region.

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

No other new accounting pronouncement issued or effective during the nine months ended September 30, 2026 had or is expected to have a material impact on the Company’s consolidated financial statements or disclosures.

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

Overview

MiNK Therapeutics, Inc. (“we,” “us,” “our,” or “Company” ) is focused on developing innovative treatments for cancer and immune-mediated diseases using allogeneic, ex-vivo expanded invariant natural killer T ("iNKT") cells. Amid a broader industry renaissance in innate immunity—highlighted by surging investment and clinical activity in NK, γδ T, and iNKT-based therapies—iNKT cells represent a distinct T cell (“T”) population that uniquely bridges innate and adaptive immunity. They combine durable memory responses characteristic of adaptive T cells with the rapid, MHC-independent cytolytic capabilities of natural killer ("NK") cells. We believe this dual functionality enables direct tumor killing via CD1d and stress ligands, potent orchestration of the tumor microenvironment through activation of dendritic cells and NK cells, elimination of immunosuppressive myeloid populations, and restoration of exhausted T-cell function—all while naturally suppressing graft-versus-host disease ("GvHD"). We believe this combination positions iNKT cells as a promising platform for allogeneic therapy, given their natural homing capabilities, tumor clearance potential, and efficacy against infected cells.

Our approach includes advancing both native and engineered iNKT cell therapies, leveraging a pipeline composed of wholly owned or exclusively licensed assets. Additionally, we have developed a proprietary personalized neoantigen library to facilitate personalized T Cell Receptor ("TCR") development. This library enables us to identify patient-specific tumor neoantigens, which we use to create highly tailored TCR-based therapies. By harnessing these personalized neoantigen libraries, we aim to enhance precision, efficacy, and overall therapeutic outcomes for patients with various cancers and immune-mediated diseases. Our goal is to discover, develop and commercialize novel allogeneic, off-the-shelf, iNKT cell therapies to treat cancer and other immune-mediated diseases with high unmet need. We are employing iNKT cells in their native form, through our lead program agenT-797, in diseases where iNKT cells have demonstrated activity and accelerated approval pathways exist. These indications include, but are not limited to, critical pulmonary immune failure (including severe hypoxemic respiratory failure / pneumonia), GvHD, solid tumor cancers, and other severe immune-related diseases. Our discovery efforts are focused on applying our proprietary technologies to build a broad pipeline of engineered iNKT cells, including TCRs, CAR-iNKTs (such as MiNK-215 (FAP-CAR-iNKT) and MiNK-413 (BCMA-CAR-iNKT), and INKT cell engager technology.

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

Our most advanced product candidate, agenT-797, is an off-the-shelf, allogeneic, native iNKT cell therapy. agenT-797 is currently being evaluated in clinical trials for solid tumors and critical pulmonary immune failure, and an investigator-sponsored clinical trial for the prevention of GvHD is expected to schedule its first patient for dosing by December 2026. Having treated nearly 100 patients with agenT-797 across oncology and critical pulmonary immune failure, we have generated mechanistic and clinical insights that we believe support continued development of our iNKT platform beyond oncology into pulmonary diseases and autoimmune diseases, including graft-versus-host disease prevention.

Under the leadership of Dr. Terese C. Hammond, our Head of Inflammatory and Pulmonary Diseases, we are advancing a differentiated franchise in critical pulmonary immune failure with agenT-797, our off-the-shelf, allogeneic iNKT cell therapy.

Building on the foundational Phase 1/2 data published in Nature Communications in February 2024 — which demonstrated >70% 30-day survival (80% in the veno-venous extracorporeal membrane oxygenation (“VV-ECMO”) subgroup) in mechanically ventilated patients with severe viral ARDS versus ~10% in contemporaneous controls, which was not a randomized comparison — we are now advancing agenT-797 in a randomized Phase 2 adaptive, placebo-controlled trial in patients with severe pneumonia and moderate-to-severe hypoxemic acute respiratory failure ("AHRF"). The study, which initiated in Lviv, Ukraine, in partnership with First Lviv Territorial Medical Union and UNBROKEN Ukraine, continues to enroll patients in Lviv and is being conducted under a U.S. investigational new drug application (“IND”). Activation of U.S. clinical sites is underway, and we expect to begin dosing at U.S. sites before the end of 2026. In August 2026, initial Day 28 observations from the first patients treated in the study were presented at the Military Health System Research Symposium (“MHSRS”), and comparative data from the randomized study are now expected in early 2027. We have refined the study as an adaptive Phase 2b/3 design, with an initial randomized stage of 124 patients and the ability to expand to up to 300 patients, and a proposed hierarchical endpoint of survival without VV-ECMO at Day 14, followed by all-cause mortality through Day 28. We plan to meet with the U.S. Food and Drug Administration (“FDA”) before the end of 2026 to discuss the proposed design, including whether the randomized stage could contribute to a registration-enabling Phase 3 trial, and we intend to pursue Regenerative Medicine Advanced Therapy (“RMAT”) designation. Our published results highlighted rapid inflammation resolution, rescue of exhausted T cells, and reduced secondary infections, which we believe support the broad therapeutic potential of iNKT cells in life-threatening respiratory conditions, including interstitial lung disease ("ILD"). Data presented at ASGCT 2026 in May 2026 further demonstrated that agenT-797 produces context-dependent immune reprogramming—driving anti-inflammatory benefit in ARDS from the same manufacturing donor batch, without genetic engineering — which we believe supports its broad therapeutic potential in life-threatening respiratory conditions, including ILD and idiopathic pulmonary fibrosis (“IPF”).

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

In addition, an investigator-sponsored Phase 2 study of agenT-797 in combination with botensilimab and balstilimab in patients with microsatellite-stable (“MSS”) colorectal cancer with liver metastases, led by Dr. Darren Sigal at Scripps, is enrolling patients. At the Society for Immunotherapy of Cancer (“SITC”) Annual Meeting in November 2026, we presented preclinical data from a human organoid model of MSS colorectal cancer liver metastases in which botensilimab and balstilimab alone did not produce significant tumor-cell killing, while the addition of agenT-797 shifted suppressive macrophages toward an antigen-presenting phenotype and enabled tumor-cell killing, supporting the rationale for this study.

Through our paid named-patient access program, we are collaborating with Orphan Drug Consulting ("ODC") to support physician-initiated requests for agenT-797 for individually identified patients. The program expands access for patients with serious unmet medical need and provides MiNK with program revenue for product supplied. Each request is initiated by the treating physician and remains subject to case-by-case Brazilian regulatory authorization. The program is not a commercial launch or marketing authorization. ODC supports local regulatory submissions, importation, cold-chain logistics and pharmacovigilance. The product is supplied on a paid, per-patient basis in accordance with applicable Brazilian access regulations. During the three months ended September 30, 2026, we recognized our first pre-commercial product revenue of approximately $0.2 million from agenT-797 supplied under the program. Revenue under the program is expected to vary from period to period based on physician requests and case-by-case regulatory authorizations. The program is also establishing the operational infrastructure needed to support responsible access to agenT-797 in additional international markets.

In GvHD, MiNK and the University of Wisconsin–Madison have announced an investigator-sponsored Phase 1 clinical trial evaluating agenT-797 for the prevention of GvHD in patients undergoing allogeneic hematopoietic stem cell transplantation for high-risk leukemias and other blood cancers. The program is supported by non-dilutive funding, including an NIH STTR grant from the National Institute of Allergy and Infectious Diseases (NIAID) for preclinical development and the Mary Gooze Clinical Trial Award to the University of Wisconsin–Madison to directly fund enrollment, immune monitoring, and operations. The University of Wisconsin-Madison has informed us that it expects the first patient to be scheduled for dosing by December 2026.

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

At SITC 2026, in collaboration with Dr. Jesús Gil at Imperial College London, we also presented preclinical data showing that agenT-797 and MiNK-215 act as living senolytics, clearing therapy-induced senescent cells, with MiNK-215 additionally targeting the FAP-positive fibroblast stroma. Senescent and FAP-positive cells contribute to chronic inflammation and tissue remodeling associated with treatment resistance in cancer and with progression in fibrotic lung disease.

In September 2026, our agenT-797 platform was selected as the therapeutic cell system for the Reversible Ambient Biostabilization team, led by Draper, within the Advanced Research Projects Agency for Health (“ARPA-H”) BioStabilization Systems (“BoSS”) program, which seeks to advance the storage of living medicines from cryogenic conditions toward room-temperature stability. ARPA-H has committed up to $87 million across the four-year program across all participants. We participate on a fixed-fee basis to supply cells and support testing.

With our vertically integrated manufacturing capabilities and experienced team, we are accelerating the development of accessible, off-the-shelf iNKT-based therapies with transformative potential across oncology, critical pulmonary immune failure, and GvHD.

Historical Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue

We recognized approximately $0.2 million of pre-commercial product revenue for the three months ended September 30, 2026 from agenT-797 supplied on a paid, per-patient basis under our named-patient access program in Brazil. We did not recognize any revenue for the three months ended September 30, 2025.

Research and development expense

Research and development (“R&D”) expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 58% to $1.8 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025. The increased expense was primarily due to increased professional fees and other costs associated with both the timing of our clinical trials (the randomized study and U.S. site start up), pre-clinical activities and the manufacture of clinical trial materials.

General and administrative expense

General and administrative (“G&A”) expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 44% to $1.0 million for the three months ended September 30, 2026 from $1.8 million for the three months ended September 30, 2025. The decreased expense was primarily due to a decrease in professional fees inclusive of Legal Fees and audit and tax fees and other G&A costs related to stock option expenses.

Other income (expense), net

Other income, net decreased to approximately $13,000 for the three months ended September 30, 2026 from $241,000 of other income, net for the three months ended September 30, 2025, primarily due to foreign currency exchange losses in the three months ended September 30, 2025, compared to foreign currency exchange gains in the three months ended September 30, 2026.

Interest income, net

Interest income, net increased $17,000 for the three months ended September 30, 2026, from interest income, net of $55,000 for the three months ended September 30, 2025 to interest income, net of $72,000 for the three months ended September 30, 2026, primarily due to increased interest earned on our money market funds and the repayment of our related party note (the “Note”) in January 2026.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue

We recognized approximately $0.2 million of pre-commercial product revenue for the nine months ended September 30, 2026, all of which was recognized during the three months ended September 30, 2026, from agenT-797 supplied on a paid, per-patient basis under our named-patient access program in Brazil. We did not recognize any revenue for the nine months ended September 30, 2025.

Research and development expense

Research and development expense includes the costs associated with our internal research and development activities, including compensation and benefits, occupancy costs, manufacturing costs, costs of expert consultants, and administrative costs. R&D expense increased 15% to $4.9 million for the nine months ended September 30, 2026 from $4.2 million for the nine months ended September 30, 2025. The increased expense was primarily due to increased professional fees and other costs associated with both the timing of our clinical trials, pre-clinical activities and the manufacture of clinical trial materials.

General and administrative expense

General and administrative expense consists primarily of personnel costs, facility expenses, and professional fees. G&A expense decreased 19% to $4.0 million for the nine months ended September 30, 2026 from $5.0 million for the nine months ended September 30, 2025. The decreased expense was primarily due to a decrease in share-based compensation expense, professional fees inclusive of Legal Fees and audit and tax fees and other G&A costs.

Other income (expense), net

Other income, net increased to approximately $87,000 for the nine months ended September 30, 2026 from $24,000 of other expense, net for the nine months ended September 30, 2025, primarily due to foreign currency exchange losses in the nine months ended September 30, 2025, compared to foreign currency exchange gains in the nine months ended September 30, 2026.

Interest income, net

Interest income, net increased $157,000 for the nine months ended September 30, 2026, from interest income, net of $69,000 for the nine months ended September 30, 2025 to interest income, net of $226,000 for the nine months ended September 30, 2026, primarily due to increased interest earned on our money market funds and a decrease in interest expense following the repayment of our related party note in January 2026.

Research and Development Programs

R&D program costs include compensation and other direct costs plus an allocation of indirect costs, based on certain assumptions.

	For the Nine Months Ended September 30,	For the years ended December 31,
	2026	2025	2024
Payroll and personnel costs	$2,058,415	$3,389,016	$4,634,647
Professional fees	1,804,931	53,416	1,353,448
Forgiveness of liability	—	—	(1,788,204)
Allocated services	333,169	560,486	517,861
Materials and other	698,760	1,754,569	1,618,323
Total	$4,895,275	$5,757,487	$6,336,075

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

Liquidity and Capital Resources

We have incurred annual operating losses since inception in 2017, and we had an accumulated deficit of $165.1 million as of September 30, 2026. We expect to incur losses over the next several years as we continue development of our technologies and product candidates, manage our regulatory processes, initiate and continue clinical trials, and prepare for potential commercialization of products.

On July 15, 2025, we entered into a Sales Agreement with B. Riley Securities, Inc., as sales agent (the “Sales Agent”) to sell shares of our common stock, from time to time through the Sales Agent, at a maximum aggregate offering price of $50.0 million. The issuances and sales under the Sales Agreement are pursuant to our registration statement on Form S-3 (File No. 333-268143) (the “2022 Registration Statement”) filed with the Securities and Exchange Commission on November 3, 2022, the base prospectus included in the 2022 Registration Statement, dated November 8, 2022, and a prospectus supplement, dated July 15, 2025. On November 7, 2025, we filed a registration statement on Form S-3 (File No. 333-291388) (the “2025 Registration Statement”) with the Securities and Exchange Commission to replace the 2022 Registration Statement. We sold approximately 313,478 shares of our common stock pursuant to the Sales Agreement during the nine months ended September 30, 2026 and received aggregate net proceeds totaling $4.4 million; no shares were sold during the three months ended September 30, 2026. As of September 30, 2026, approximately $30.6 million remained available under the Sales Agreement.

We had a Note outstanding as of December 31, 2025 of $5.0 million in principal plus accrued and unpaid interest of approximately $179,000. In January 2026, in accordance with the terms of the Note, we repaid the Note in full.

Our cash and cash equivalents balance as of September 30, 2026 was $7.5 million. We believe that our cash and cash equivalents balance, plus anticipated funding, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued. Because the completion of anticipated funding is not entirely within our control, we are required to disclose that substantial doubt exists about our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements have been prepared on a basis that assumes we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

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

Net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $5.1 million and $3.9 million, respectively. Our future ability to generate cash from operations will depend on achieving regulatory approval and market acceptance of our product candidates, and our ability to enter into collaborations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and other written and oral statements we make from time to time contain certain “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). You can identify these forward-looking statements by the fact they use words such as “could,” “expect,” “anticipate,” “estimate,” “target,” “may,” “project,” “guidance,” “intend,” “plan,” “believe,” “will,” “potential,” “opportunity,” and “future,” and other words and terms of similar meaning and expression in connection with any discussion of future operating or financial performance. You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Such forward-looking statements are based on current expectations and involve inherent risks and uncertainties, and other important factors, including factors that could delay, divert or change any of them, and could cause actual outcomes to differ materially from current expectations. These statements relate to, among other things, our business strategy, our research and development, our product development efforts, our named-patient access program and related revenue, the timing of clinical data and regulatory interactions, our ability to develop, including our ability to develop and obtain licensure of agenT-797, MiNK-215, and MiNK-413, our prospects for initiating partnerships or collaborations, the timing of the introduction of products, the effect of new accounting pronouncements, uncertainty regarding our future operating results and our profitability, our cash runway and anticipated sources of funds, our ability to operate as a going concern, as well as our plans, objectives, expectations, and intentions.

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

JOBS Act

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies, including reduced disclosure about our executive compensation arrangements, exemption from the requirements to hold non-binding advisory votes on executive compensation and golden parachute payments and exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We will remain an emerging growth company until December 31, 2026 (the last day of the fiscal year following the fifth anniversary of our initial public offering). For so long as we remain an emerging growth company, we are permitted, and intend, to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. We may choose to take advantage of some, but not all, of the available exemptions.

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

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are, from time to time, party to various claims and legal proceedings arising in the ordinary course of our business. Given that such proceedings are subject to uncertainty, there can be no assurance that any such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows. See Part I, Item 1, “Financial Statements (Unaudited)" – Note 5, Accrued and Other Current Liabilities, and Note 11, Contingencies, in this Quarterly Report, which are incorporated herein by reference.

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

Insider trading arrangements and policies

Trading Plans of Our Directors and Officers

During the quarter ended September 30, 2026, none of our directors or "officers" (as defined in Rule 16a-1(f) under the Exchane Act) adopted or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

MiNK Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Jennifer S. Buell, Ph.D.
Jennifer S. Buell, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Melissa Orilall
Melissa Orilall
Principal Financial Officer and Controller